Form 10KSB
period 1996-08-31
HERTZ TECHNOLOGY GROUP INC
filed 1997-01-15
CIK 1020726

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB

    CONTAINS ONLY FINANCIAL STATEMENTS FOR FISCAL YEAR ENDED AUGUST 31, 1996.

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended August 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ______________ to _______________

                         Commission file number: 0-21679

                          Hertz Technology Group, Inc.
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 Delaware                                  13-3896069
---------------------------------------------   --------------------------------
      (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION                   IDENTIFICATION NO.)

  75 Varick Street, 11th Floor, New York, NY                  10013
---------------------------------------------   --------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

         Issuer's telephone number, including area code: (212) 634-4000

      Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

                                    Warrants
--------------------------------------------------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The Registrant's revenues for the fiscal year ended August 31, 1996 were $12,159,534.

      As of January 13, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,641,250. (based upon the closing price of issuer's common stock, $.001 par value, as of January 13, 1997). As of January 13, 1997 the Registrant had 3,165,000 shares of common stock issued and outstanding, $.001 par value.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

      Documents Incorporated by Reference: None

PART 1. Financial Information

ITEM 1. Financial Statements

                           HERTZ TECHNOLOGY GROUP INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Financial Statements of Hertz Technology Group Inc. and
Subsidiaries

   Report of Independent Public Accountants ............................... F-1

   Consolidated Balance Sheet - August 31, 1996  .......................... F-2

   Consolidated Statements of Operations - For the years
       ended August 31, 1996 and August 31, 1995 .......................... F-3

   Consolidated Statements of Changes in Stockholders'
       Equity - For the years ended September 30, 1996 and
       August 31, 1995 .................................................... F-4

   Consolidated Statements of Cash Flows - For the years
       ended August 31, 1996 and August 31, 1995  ......................... F-5

   Notes to Consolidated Financial Statements  ............................ F-6

   Report of Independent Accountants for Hertz Computer
       Information Systems (1985) Ltd. .................................... F-14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Hertz Technology Group, Inc.:

We have audited the accompanying consolidated balance sheet of Hertz Technology Group, Inc. (a New York corporation) and Subsidiaries as of August 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hertz Computers Information System (1985) Ltd. ("Hertz-Israel"), which statements reflect total assets and revenues of 19% and 15%, respectively, in 1996 and total revenues of 17% percent in 1995 of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Hertz Technology Group, Inc. and Subsidiaries as of August 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

                                                         ARTHUR ANDERSEN

New York, New York
December 23, 1996

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 AUGUST 31, 1996


                                     ASSETS


CURRENT ASSETS:

    Cash                                                                   $  275,529
    Accounts receivable, less allowance for doubtful accounts of $123,869   1,756,454
    Inventories                                                               999,273
    Prepaid expenses and other current assets                                 482,440
                                                                           ----------
                 Total current assets                                       3,513,696
                                                                           ----------

PROPERTY AND EQUIPMENT, net                                                   231,422
                                                                           ----------

GOODWILL, net of accumulated amortization of $39,604                           39,604
                                                                           ----------

OTHER ASSETS                                                                   28,612
                                                                           ----------
                 Total assets                                              $3,813,334
                                                                           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                                          $1,126,372
    Accounts payable and accrued expenses                                     893,571
    Income taxes payable                                                      247,327
    Distribution payable to stockholders                                      390,648
    Note payable to stockholder                                               246,686
                                                                           ----------
                 Total current liabilities                                  2,904,604
                                                                           ----------

OTHER                                                                          17,962
                                                                           ----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value: 25,000,000 shares authorized,
       1,900,000 shares issued and outstanding                                  1,900
    Additional paid-in capital                                                124,100
    Retained earnings                                                         764,768
                                                                           ----------
                 Total stockholders' equity                                   890,768
                                                                           ----------
                 Total liabilities and stockholders' equity                $3,813,334
                                                                           ==========

       The accompanying notes are an integral part of this balance sheet.

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED AUGUST 31, 1996 AND 1995

                                                                1996           1995
                                                           ------------   ------------
NET SALES                                                  $ 12,159,534   $ 11,220,183

COST OF GOODS SOLD                                            8,336,963      8,102,977
                                                           ------------   ------------
                 Gross profit                                 3,822,571      3,117,206

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  2,791,325      2,868,665
                                                           ------------   ------------
                 Operating income                             1,031,246        248,541

OTHER INCOME (EXPENSE):
    Other income (expense), net                                 (38,088)        14,671
    Interest, net of interest income of $4,175 and $6,266      (163,327)      (131,484)
                                                           ------------   ------------
                 Income before provision for income taxes       829,831        131,728

PROVISION FOR INCOME TAXES                                      289,381         77,615
                                                           ------------   ------------
                 Net income                                $    540,450   $     54,113
                                                           ============   ============

HISTORICAL INCOME BEFORE PROVISION FOR INCOME TAXES
                                                           $    829,831   $    131,728

PRO FORMA PROVISION FOR INCOME TAXES                            478,294         73,602
                                                           ------------   ------------
                 Pro forma net income                      $    351,537   $     58,126
                                                           ============   ============

PRO FORMA NET INCOME PER SHARE                             $       0.19   $       0.03
                                                           ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                              1,900,000      1,900,000
                                                           ============   ============

SUPPLEMENTARY NET INCOME PER SHARE                         $       0.20
                                                           ============

        The accompanying notes are an integral part of these statements.

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED AUGUST 31, 1996 AND 1995


                                                           Additional
                                                   Common   Paid-in   Retained
                                                   Stock    Capital   Earnings       Total
                                                   ------   --------  ---------   ---------
BALANCE, August 31, 1994                           $1,900   $124,100  $ 560,853   $ 686,853

    Net income for the year ended August 31, 1995    --         --       54,113      54,113
                                                   ------   --------  ---------   ---------

BALANCE, August 31, 1995                            1,900    124,100    614,966     740,966

    Net income for the year ended August 31, 1996    --         --      540,450     540,450

    S corporation distributions to stockholders      --         --     (390,648)   (390,648)
                                                   ------   --------  ---------   ---------

BALANCE, August 31, 1996                           $1,900   $124,100  $ 764,768   $ 890,768
                                                   ======   ========  =========   =========

        The accompanying notes are an integral part of these statements.

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED AUGUST 31, 1996 AND 1995

                                                                                        1996          1995
                                                                                     ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                       $ 540,450   $    54,113
    Adjustments to reconcile net income to net cash (used in) provided by operating activities-
          Depreciation and amortization                                                103,413        21,200
          Bad debt expense                                                             101,869        14,000
          Changes in operating assets and liabilities-
              Accounts receivable                                                       73,525      (298,293)
              Inventories                                                              (41,064)     (140,849)
              Due from related parties                                                  17,276       (22,366)
              Prepaid expenses and other assets                                       (435,733)       10,131
              Accounts payable and accrued expenses                                   (144,929)      (15,616)
              Income taxes payable                                                     235,950       (31,758)
              Other liabilities                                                          2,345         1,621
              Note payable to stockholder                                                             13,230
                                                                                     ---------   -----------
                 Net cash (used in) provided by operating activities                   453,102      (394,587)
                                                                                     ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property and equipment                                           (112,818)      (46,888)
    Proceeds from repayment of note receivable from related party                         --           8,902
                                                                                     ---------   -----------
                 Net cash used in investing activities                                (112,818)      (37,986)
                                                                                     ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under notes payable to banks                                    (29,012)     (715,259)
    Borrowings under notes payable to banks                                            117,240     1,028,295
    Borrowings (payments) under note payable to stockholder                           (274,912)      176,083
                                                                                     ---------   -----------
                 Net cash (used in) provided by financing activities                  (186,684)      489,119
                                                                                     ---------   -----------
                 Net increase (decrease) in cash                                       153,600        56,546

CASH, beginning of year                                                                121,929        65,383
                                                                                     ---------   -----------

CASH, end of year                                                                    $ 275,529   $   121,929
                                                                                     =========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                    $ 109,554   $   111,927
    Income taxes paid                                                                   93,974        82,947

        The accompanying notes are an integral part of these statements.

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       AUGUST 31, 1996 AND AUGUST 31, 1995

1.  COMPANY BACKGROUND AND
    SIGNIFICANT ACCOUNTING POLICIES

Recapitalization

The Hertz Technology Group, Inc. (the "Company") was formed on June 18, 1996. Effective November 12, 1996, on the date of the initial public offering ("IPO") (Note 11), Hertz Computer Corporation ("Hertz Computer") and Hergo Ergonomic Support Systems, Inc. ("Hergo"), two entities under common control, were acquired by the Company (which is owned by the same shareholders) and become wholly owned subsidiaries. Accordingly, the financial statements are presented as consolidated. Hertz Computer owns 100% of Hertz Computers Information System
(1985) Ltd. ("Hertz-Israel").

Nature of Business

Hertz Computer and Hergo are both located in New York City and Hertz-Israel is located in Ashdod, Israel. Hertz Computer assembles and sells personal computers in the United States primarily within the New York Metropolitan area and also exports to customers in Israel. Hertz-Israel primarily sells and services Hertz Computer-manufactured personal computers in Israel. Hergo manufactures and sells space saving modular racks and technical furniture to help organize all types of computer hardware, communication and electronic equipment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Hertz Computer, Hertz-Israel and Hergo. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition

Sales are recognized when the products are shipped. Payments received for products not yet shipped are recorded as a current liability. The provision for warranties is not material as all components are warranted to the Company by the manufacturers.

Inventories

Inventories, which consist primarily of finished goods, raw material, components, and work in process, are valued at the lower of cost or market on the first-in, first-out (FIFO) basis.

Inventories as of August 31, 1996 consist of:

               Components                  $    437,322
               Raw materials                     61,822
               Work in process                   82,161
               Finished goods                   417,968
                                           ------------
                                           $    999,273
                                           ============

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed under the straight-line method over estimated useful lives ranging from 5 to 10 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

Goodwill

Goodwill, which arose in 1991 in connection with the acquisition of Hertz-Israel, is amortized on a straight-line basis over a period of 10 years.

Translation of Foreign Currency

The functional currency of Hertz-Israel is the U.S. dollar. The accounts of Hertz-Israel have been translated in accordance with Statement of Financial Accounting Standards No. 52. The financial statements of Hertz-Israel have been remeasured into U.S. dollars as follows: at rates prevailing during the year for revenue and expense items (except depreciation and amortization); at year-end rates for assets and liabilities except for equipment and leasehold improvements, which are translated at the rate in effect at the time of their acquisition. Depreciation and amortization are remeasured based on the historical dollar cost of underlying assets. The effect of translation has been reflected currently in the consolidated statements of operations and it is not material.

Income Taxes

Hergo, with the consent of its stockholders, elected to be treated as an S corporation for federal and state tax purposes, which provides that, in lieu of Hergo paying income taxes, the stockholders separately account for their pro rata shares of Hergo's items of income, deductions, losses, and credits. As such, prior to the IPO, Hergo did not incur federal income tax expense, although it does incur state and local tax expense. Effective November 12, 1996, the date of the Company's IPO, Hergo's S corporation status was terminated and, effective November 13, 1996, Hergo is a C corporation which is subject to federal income tax expense. Hertz Computer is a C corporation which incurs federal, state and local income tax expense.

Pro Forma Net Income

Pro forma net income is calculated as if Hergo was a C corporation for tax filing purposes during the years ended August 31, 1996 and 1995. As such, an effective tax rate of 46% was used in calculating Hergo's pro forma net income tax provision.

Net Income Per Share

Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period as if the company were recapitalized on September 1, 1994.

Supplementary net income per share is calculated for the year ended August 31, 1996. Supplementary net income per share is computed as if $1,126,372 and $246,686 of interest-bearing debt obligations were repaid from the net proceeds of the IPO as of September 1, 1995 and assuming that (i) 274,612 of common shares were issued as of September 1, 1995 to repay the interest-bearing debt obligations; (ii) $90,451 of interest expense, net of income tax expense, was eliminated as a result of such payment for the twelve months ended August 31, 1996.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS 121"), which is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangible assets held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company believes that, as of August 31, 1996, no assets covered by SFAS 121 have been impaired.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS 123"). SFAS 123 allows companies to account for stock-based compensation to employees under either (i) the new provisions of SFAS 123 or (ii) the provisions of APB 25 with pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company intends to account for its stock-based compensation to employees in accordance with the provisions of APB 25. As the Company did not issue options, the implementation of SFAS 123 had no impact on the financial position, results of operations and cash flows of the Company.

2.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at August 31, 1996:

         Furniture, fixtures and equipment                   $    111,700
         Warehouse equipment                                       96,961
         Leasehold improvements                                    64,503
         Vehicles                                                 158,829
                                                             ------------
                                                                  431,993
         Less- Accumulated depreciation and amortization         (200,571)
                                                             ------------
                       Property and equipment, net           $    231,422
                                                             ============

3.  NOTES PAYABLE TO BANKS

Line of Credit

In June 1995, Hertz Computer entered into a Revolving Line of Credit ("Agreement") with a bank ("Bank") under which the Company could borrow up to $1,000,000 with interest accruing on any outstanding balance at the base rate of the Bank, plus 1% (effective rate at August 31, 1996 was 9.25%). Repayment of the borrowings is secured by a general security interest in substantially all personal property of the Company and is personally guaranteed by the stockholders. The Agreement was renewed on June 30, 1996 with substantially similar terms and is effective through June 30, 1997. As of August 31, 1996, the balance outstanding under this Agreement was $895,000.

In February 1996, Hertz-Israel entered into a line of credit agreement with a bank for $300,000 with an interest rate equal to the six-month LIBOR rate plus 1.25% (effective rate at August 31, 1996 was 7.02%) which is effective through March 9, 1997. Presently, two short-term loans totaling $206,168 at August 31, 1996 are outstanding against this line of credit. These loans were originally due on September 9, 1996, but were extended six months and are presently due on March 9, 1997. The interest rate for the extension period is the six-month LIBOR rate plus 1.0%. An additional $25,204 is outstanding at August 31, 1996 against this line of credit.

4.  RELATED PARTY TRANSACTIONS

Note Payable to Stockholder - Short-Term

Hertz Technology Group has two notes payable at 9.25%, due on demand to two stockholders in the amount of $211,966 and $34,720, respectively. The notes are collateralized by the Company's assets and subordinated to the notes payable to bank described in Note 3. Interest expense for both notes for the years ended August 31, 1996 and 1995 was $36,369 and $29,214, respectively.

5.  LIFE INSURANCE

Hertz Computer is the beneficiary of a life insurance policy in the amount of $1,000,000 on the life of an officer of Hertz Computer. The policy's related cash surrender value is included in other assets in the accompanying consolidated balance sheets and amounted to $29,034, as of August 31, 1996.

6.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The future minimum lease payments of all operating leases as of August 31, 1996 for the Company are as follows:

               Fiscal year:
                   1997                   $    232,517
                   1998                        216,821
                   1999                        209,935
                   2000                        157,801
                   2001                        115,509
                   Thereafter                  144,387
                                          ------------
                                          $  1,076,970
                                          ============

Total rent expense related to the Company's premises for the years ended August 31, 1996 and 1995 was $213,361 and $153,404, respectively.

Litigation

In December 1996, the Company settled its litigation regarding tradedress and copyright infringement. Such settlement terms were not material to the results of operations for the year ended August 31, 1996.

Hertz Computer commenced an action against A.C. Purchasing Securities, Inc. and others in Federal Court in the Southern District, New York to collect approximately $140,000 for goods sold and delivered to defendant which was purchasing computers for resale to the Government of Israel. The defendants have counterclaimed, charging that Hertz Computer sold computers directly to the Government of Israel, thereby, tortiously interfering with defendants' business arrangement with the Government of Israel. The Company believes that Hertz Computer has meritorious defenses to the counterclaim and that notwithstanding defendants' large claim for damages, the maximum amount it could reasonably expect to recover if it were successful in this suit would be the amount of the profits it was deprived of by reason of Plaintiff's allegedly tortious conduct. While the ultimate result of this matter cannot be determined, management does not expect that it will have a material adverse effect on the Company's results of operations or financial position.

7.  PROFIT SHARING PLAN

Hertz Computer has a profit sharing plan covering all eligible employees. For the year ended August 31, 1995, the Board of Directors approved the contribution of approximately $60,000 to this plan and this amount is reflected as a component of selling, general and administrative expense in the Company's consolidated statements of operations. For the year ended August 31, 1996, the Company did not contribute to this plan.

8.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant component primarily relates to the allowances for doubtful accounts. Included in prepaid expenses and other current assets at August 31, 1996 is a deferred tax asset balance of $54,800.

Historical income tax expense consists of the following:

                                       1996      1995
                                       ----      ----
               Current:
                   Federal          $ 169,624   $30,643
                   State and local    161,265    18,231
                                    ---------   -------
                         Total        330,889    48,874
                                    ---------   -------

               Deferred:
                   Federal            (21,682)   17,359
                   State and local    (19,826)   11,382
                                    ---------   -------
                         Total        (41,508)   28,741
                                    ---------   -------

                         Total      $ 289,381   $77,615
                                    =========   =======

A reconciliation between the federal tax rate (34%) and the historical effective tax rate for the year ended August 31, 1996 and 1995 is as follows:

                                                       1996  1995
                                                       ----  ----

        Statutory federal income tax rate               34%   34%
        State and local taxes, net of federal benefit   11    15
        Nondeductible losses in Hertz-Israel             8     6
        S Corporation (benefit) provision              (19)    2
        Other                                            1     2
                                                       ---    --
        Effective tax rate                              35%   59%
                                                       ===    ==
9.  SEGMENT OPERATIONS

The operating results of significant segments of the consolidated company at August 31, 1996 are as follows:

                                 Hertz
                                Computer   Hertz-Israel    Hergo    Consolidated
                                --------   ------------    -----    ------------

Sales (unaffiliated)           $7,676,989  $ 1,925,654   $2,556,891  $12,159,534

Inventory transfers from/(to)     781,288     (794,821)      13,533         --

Gross profit                    1,979,234      340,018    1,503,319    3,822,571

Operating income                  514,125      (98,284)     615,405    1,031,246

Assets                          2,155,602      715,131      942,601    3,813,334

The operating results of significant segments of the consolidated company at August 31, 1995 are as follows:

                                 Hertz
                                Computer   Hertz-Israel    Hergo    Consolidated
                                --------   ------------    -----    ------------

Sales (unaffiliated)           $7,055,231  $ 1,936,080   $2,228,872  $11,220,183

Inventory transfers from/(to)   1,015,634   (1,015,634)        --           --

Gross profit                    1,443,088      369,224    1,304,894    3,117,206

Operating income                  195,859       21,926       30,756      248,541

Assets                          1,848,574      780,873      736,756    3,366,203

10.  GEOGRAPHIC AND CUSTOMER CONCENTRATION

The Company has a concentration of its sales in the New York Metropolitan area of approximately 69% and 61% for the years ended August 31, 1996 and 1995, respectively. Approximately 36% of its total sales in each of the years ended August 31, 1996 and 1995 were to federal, state and city agencies or government-affiliated organizations, including hospitals and schools.

11.  INITIAL PUBLIC OFFERING

On November 12, 1996, the Company registered 1,100,000 units, each unit consisting of one share of common stock, $.001 par value per share and two Class A warrants at an IPO price of $5.50 per unit. The warrants are exercisable one year from the effective date of the IPO and each warrant is convertible into one share of common stock at a price of $5.50. Shortly thereafter, in November 1996, the underwriter of the IPO exercised its over-allotment option to purchase 165,000 units from the Company (165,000 shares and 330,000 warrants) at $5.50 per unit. The Company realized proceeds from the sale of common stock and warrants of $5,499,221 net of commissions and offering expenses of $1,458,278. As of August 31, 1996, deferred offering expenses relating to the IPO amount to $237,687 and such costs are included in prepaid expenses and other current assets in the accompanying balance sheet.

In November 1996, the Company utilized the proceeds from the IPO to pay approximately $245,000 of notes payable to the current stockholders and the entire balance of $895,000 of the current revolving credit line with the Bank as of that date.

12.  STOCK OPTION PLAN

On August 7, 1996, in order to attract and retain persons necessary for the success of the Company, the Company adopted its 1996 Stock Option Plan ("Option Plan") covering up to 750,000 of its shares of its common stock ("shares"), pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or nonincentive stock options. The Option Plan, which expires on August 6, 2006, will be administered by the Company's Board of Directors or a committee designated by such group.

The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Incentive stock options granted under the Option Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Shares on the date of the grant, except that the term of an incentive stock option granted under the Option Plan to a shareholder owning more than 10% of the outstanding Shares may not exceed five years and its exercise price may not be less than 110% of the Fair market value of the Shares on the date of the grant. As of August 31, 1996, no options have been granted under the Option Plan.

13.  DISCRETIONARY SHARE BONUS AWARDS

The Company has reserved 100,000 shares for issuance to employees as a reward for past performance or as an incentive for future performance. The determination of the persons to receive Share Bonus Awards, the amount of shares for each recipient and the time of vesting shall be determined by the Board of Directors or by a committee to be designated by the Board of Directors. Shares may be awarded with immediate vesting or with deferred vesting. No share awards have been made as of August 31, 1996.

                         REPORT OF INDEPENDENT AUDITORS
                             To the Shareholders of
                 HERTZ COMPUTERS INFORMATION SYSTEMS (1985) LTD.


We have audited the balance sheets of Hertz Computers Information System (1985) Ltd. ("the Company") as at August 31, 1996 and 1995 and the related statements of income, statements of changes in shareholders' equity and statements of cash flows for each of the two years in the period ended August 31, 1996.

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors' Regulations (mode of performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Information regarding the effect of changes in the general purchasing power of the Israeli currency on the profit and loss in accordance with the opinions of the Institute of Certified Public Accountants in Israel, is not included in the abovementioned statements.

The accounts of the Company are maintained in Israel Shekels. The financial statements in U.S. Dollars have been translated to Israel Shekels solely for the convenience of the readers.

In our opinion, the aforementioned financial statements, except for the abovementioned, present fairly, in all material respects, the financial position of the Company as of August 31, 1996 and 1995, and the results of their operations, changes in shareholders' equity and cash flows for each of the two years in the period ended August 31, 1996, in conformity with generally accepted accounting principles in Israel and in the United States (as applicable to these financial statements, such accounting principles are practically identical).

In addition, we point out that we have received all the information and explanations required, and that our opinion on the above statements is given according to the best of our knowledge and explanations that we received and as shown in the books of the Company.

                                             Shlomo Ziv & Co.

                                      Certified Public Accountants (Isr).
                                      (A member of Summit International)


Tel-Aviv, Israel
November 21, 1996

                                    Part III

Item 1.   Index to Exhibits
Item 23.  Consent of Shlomo Ziv & Co., Certified Public Accountants
Item 27.  Financial Data Schedule

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                           HERTZ TECHNOLOGY GROUP, INC.

Dated 1/15/97                              /s/ Eli E. Hertz
      -------------------                  ---------------------------------
                                           Eli E. Hertz, Chairman, President
                                           and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated.

Dated 1/15/97                              /s/ Eli E. Hertz
      -------------------                  ---------------------------------
                                           Eli E. Hertz, Chairman, President
                                           and Chief Executive Officer

Dated 1/15/97                              /s/ J. Marilyn Hertz
      -------------------                  ---------------------------------
                                           J. Marilyn Hertz, Vice Chairperson,
                                           Secretary and Director

Dated 1/15/97                              /s/ John C. Rudy
      -------------------                  ---------------------------------
                                           John C. Rudy, Vice President,
                                           Principal Financial Officer, and
                                           Chief Accounting Officer

Dated 1/15/97                              /s/ Beryl Ackerman
      -------------------                  ---------------------------------
                                           Beryl Ackerman, Director