Form 10QSB
period 1996-11-30
HERTZ TECHNOLOGY GROUP INC
filed 1997-01-16
CIK 1020726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly period ended November 30, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1939

            For the transition period from ___________ to ___________

      Commission File Number:    0-21679

                          HERTZ TECHNOLOGY GROUP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           DELAWARE                                   13-3896069
--------------------------------                ----------------------
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               identification number)

           75 Varick Street                              10013
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)

                                  212-634-4000
                           ---------------------------
                           (Issuer's telephone number)

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes   [X]                  No    [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

January 13, 1996

Common Stock, par value
$.001 per share                              3,165,000
-----------------------                  ------------------
       Class                             Shares Outstanding

                          HERTZ TECHNOLOGY GROUP, INC.

             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                               NOVEMBER 30, 1996

                                     INDEX

                                                                            Page
                                                                            ----
PART I.    Financial Information

  ITEM 1.  FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of November 30, 1996
           and August 31, 1996                                               3

           Condensed Consolidated Statements of Operations for the
           three months ended November 30, 1996 and November 30, 1995        4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended November 30, 1996 and November 30, 1995        5

           Notes to Financial Statements                                     6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
           NOVEMBER 30, 1996                                                 8

PART II.   Other Information

  ITEM 1.  Legal Proceedings                                                10

  ITEM 6.  Exhibit Index                                                    11

Signatures                                                                  12

PART 1. Financial Information

ITEM 1. Financial Statements

                             HERTZ TECHNOLOGY GROUP

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                        (Unaudited)
                                                        NOVEMBER 30,  AUGUST 31,
                                                        ------------  ----------
                                                            1996        1996
                                                            ----        ----
CURRENT ASSETS:
  Cash and cash equivalents                             $4,571,424      275,529
  Accounts receivable, less allowance for
     doubtful accounts of $ 123,869                      1,841,944    1,756,454
  Inventories                                            1,116,954      999,273
  Prepaid expenses and other current assets                178,362      482,440
                                                        -----------------------
    Total current assets                                 7,708,684    3,513,696
                                                        -----------------------

PROPERTY AND EQUIPMENT, net                                513,276      231,422
                                                        -----------------------

GOODWILL, net                                               37,624       39,604
                                                        -----------------------

OTHER ASSETS                                                50,524       28,612
                                                        -----------------------
    Total assets                                        $8,310,108    3,813,334
                                                        =======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        NOVEMBER 30,  AUGUST 31,
                                                        ------------  ----------
                                                            1996        1996
                                                            ----        ----
CURRENT LIABILITIES
  Notes payable                                         $  209,016    1,126,372
  Accounts payable and accrued expenses                    949,161      893,571
  Income taxes payable                                      87,788      247,327
  Distribution payable to stockholders                     643,370      390,648
  Notes payable to stockholder                               3,745      246,686
                                                        -----------------------
    Total current liabilities                            1,893,081    2,904,604
                                                        -----------------------

OTHER                                                       16,615       17,962
                                                        -----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value: 25,000,000
  shares authorized, 3,165,000 shares and
  1,900,000 issued and outstanding, respectively
                                                             3,165        1,900
  Additional paid-in capital                             5,622,056      124,100
  Retained earnings                                        775,192      764,768
                                                        -----------------------
    Total stockholders' equity                           6,400,413      890,768
                                                        -----------------------
    Total liabilities and stockholders' equity          $8,310,108    3,813,334
                                                        =======================

    The accompanying notes are an integral part of these condensed statements

                             HERTZ TECHNOLOGY GROUP

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                   (UNAUDITED)
                                                            THREE MONTHS ENDED
                                                            ------------------
                                                               NOVEMBER 30,
                                                               ------------
                                                           1996          1995
                                                        ----------    ---------

NET SALES                                               $2,947,342   $3,295,214

COST OF GOODS SOLD                                       1,912,575    2,278,395
                                                        ----------    ---------

    Gross Profit                                         1,034,767    1,016,819

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               670,386      701,042
                                                        ----------    ---------

    Operating income                                       364,381      315,777

OTHER INCOME (EXPENSE):
  Other income                                                --          8,539
  Interest, net of interest income of
   $4,114 and $1,970                                       (38,767)     (47,444)
                                                        ----------    ---------

    Income before provision for income taxes               325,614      276,872

PROVISION FOR INCOME TAXES                                  62,465       72,357
                                                        ----------    ---------

    Net income                                          $  263,149    $ 204,515
                                                        ==========    =========

HISTORICAL INCOME BEFORE PROVISION FOR INCOME TAXES     $  325,614    $ 276,872

UNAUDITED PROFORMA PROVISION FOR INCOME TAXES              164,542      145,991
                                                        ==========    =========

PRO FORMA NET INCOME                                    $  161,072    $ 130,881
                                                        ----------    ---------

PRO FORMA NET INCOME PER SHARE                          $     0.07    $    0.07
                                                        ==========    =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                              2,150,220    1,900,000
                                                        ==========    =========

SUPPLEMENTARY NET INCOME PER SHARE                      $     0.07
                                                        ==========

    The accompanying notes are an integral part of these condensed statements

                             HERTZ TECHNOLOGY GROUP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                  THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995

                                   (UNAUDITED)
                                                            THREE MONTHS ENDED
                                                            ------------------
                                                               NOVEMBER 30,
                                                               ------------
                                                            1996        1995
                                                         ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  263,149    $ 204,515
  Adjustments to reconcile net income to net cash
  used in operating activities-
    Depreciation and amortization                           17,877       18,731
    Bad debt expense (recovery)                                  0       20,000
    Changes in operating assets and liabilities-
      Accounts receivable                                  (85,490)    (626,735)
      Inventories                                         (117,681)    (112,491)
      Due from related parties                                --         17,276
      Prepaid expenses and other current assets            304,079       (4,604)
      Other assets                                         (21,913)     (13,685)
      Accounts payable and accrued expenses                 55,582      223,145
      Income taxes payable                                (159,535)      64,894
      Other liabilities                                          0      (15,617)
                                                        ----------    ---------
        Net cash provided by (used in) operating
         activities                                        256,068     (224,571)
                                                        ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                 (297,750)      (5,540)
                                                        ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings under notes payable
   to other banks                                          (23,703)     91,078
  Repayment of credit line to United Mizrahi Bank
   and Trust Company                                      (895,000)        --
  Proceeds from issuance of common stock and
   warrants, net of underwriting                         6,053,025         --
  commission and expenses
  Payments of registration costs of common stocks
   and warrants                                           (553,804)        --
  Repayments of note payable to stockholder               (242,941)        --
                                                        ----------    ---------
        Net cash  provided by financing activities       4,337,577       91,078
                                                        ----------    ---------
        Net increase (decrease) in cash and cash
         equivalents                                     4,295,895     (139,034)

CASH and cash equivalents, beginning of period             275,529      121,929
                                                        ----------    ---------

CASH and cash equivalents, end of period                $4,571,424    $ (17,105)
                                                        ==========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                         $   28,812    $  37,115
  Income taxes paid                                        222,000       16,375

    The accompanying notes are an integral part of these condensed statements

                          HERTZ TECHNOLOGY GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                November 30, 1996

1. BASIS OF PRESENTATION AND OPERATIONS

     The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10QSB. Operating results for the three month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Hertz Technology Group, Inc. ("Hertz" or the "Company") audited financial statements for the year ended at August 31, 1996.

     Income Taxes

     Hergo, with the consent of its stockholders, elected to be treated as an S Corporation for federal and state tax purposes, which provides that, in lieu of Hergo paying income taxes, the stockholders separately account for their pro rata shares of Hergo's items of income, deductions, losses and credits. Effective November 12, 1996, the date of the Company's IPO, Hergo's S Corporation status was terminated and effective November 13, 1996 Hergo is a C Corporation. As such, Hergo did not incur federal income tax expense, although it did incur state and local tax expense for the September 1, 1996 through November 12, 1996 period. For the November 13, 1996 through November 30, 1996 period, Hergo incurred federal income tax expense. Hertz Computer is a C corporation which incurs federal, state and local income tax expense.

Pro Forma Net Income

     Pro forma net income is calculated as if Hergo was a C corporation for tax filing purposes during the period ended November 30, 1996 and November 30, 1995. As such, an effective tax rate of approximately 46% was used in calculating Hergo's pro forma income tax provision.

Net Income Per Share

     Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period as if the company were recapitalized on September 1, 1995. The Company has included the effect of the warrants as if they were exercised in the calculation for net income per share.

     Supplementary net income per share is calculated for the period ended November 30, 1996. Supplementary net income per share is computed as if $1,126,372 and $246,686 of interest bearing debt obligations were repaid from the net proceeds of the IPO as of September 1, 1995 and assuming that (I) 2,174,612 of common shares were issued as of September 1, 1995 to repay the interest bearing debt obligations; (ii) 23,156 of interest expense, net of income tax expense, was eliminated as a result of such payment for the period ended November 30, 1996.

2. RECAPITALIZATION AND INITIAL PUBLIC OFFERING

     Effective November 12, 1996, the date of the initial public offering ("IPO"), Hertz Computer Corporation ("Hertz Computer") and Hergo Ergonomic Support Systems, Inc. ("Hergo"), two entities under common control, were acquired by the Company (which is owned by the same shareholders) and became wholly owned subsidiaries. Accordingly, the financial statements are presented as consolidated. Hertz Computer owns 100% of Hertz Computer Information System
(1985) Ltd. ("Hertz-Israel").

     On November 12, 1996, the Company registered 1,100,000 units, each unit consisting of one share of common stock, $.001 par value per share and two Class A warrants at an IPO price of $5.50 per unit. The warrants are exercisable one year from the effective date of the IPO at a price of $5.50. On November 18, 1996, the underwriter of the IPO exercised its over-allotment option to purchase 165,000 units from the Company (165,000 shares and 330,000 warrants) at $5.50 per unit. The Company realized proceeds from the sale of the units of $5,499,221 net of commissions and offering expenses of $1,458,278.

ITEM. 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General

     The Company custom designs and assembles PC's and related products and provides technological services and support under the "Hertz" name through its Hertz Computer subsidiary. It also designs, manufactures and sells ergonomically engineered modular support structures and technical furniture for micro computers and electronic devices under the "Hergo" name through its Hergo subsidiary. Computer sales figures, as used herein include related services, such as systems architecture designs, consulting, installation, personnel training and customer support, most of which services are not separately charged to customers. The proceeds of those charges, which are separately billed, are not material.

Three Months Ended November 30, 1996 Compared to Three Months Ended November 30, 1995

Revenues

Company sales for the three months ended November 30, 1996, were $2.95 million, compared to $3.30 million for the period ended November 30, 1995, an 11% decrease. The construction of, and relocation to the new corporate offices and the new Hertz Computer production facility begun in the month of September 1996 contributed to a downturn in Hertz Computer sales with less production and shipping occurring during that period when compared to the same period last year. The new Hertz Computer production facility was substantially completed by December 31, 1996. Hergo sales, on the other hand, experienced continued growth with an increase in sales from $721,000 to $1,002,000, a 39% increase over the same period last year. Hertz Israel, as reported previously, continues to experience competitive pressures resulting in a sales decrease from $530,000 in the first quarter of last year to $355,000 in the same period this year. The company is currently reviewing alternatives to the Israel market as it is currently structured.

Gross Profit

Combined gross profit for the three months ended November 30, 1996 was $1,034,767, representing 35% of sales, compared to $1,016,819, representing 30% of sales, for the three months ended November 30, 1995. Despite lower combined sales volume, Hertz USA maintained its gross profit margin and Hertz Israel experienced a slight improvement in its gross profit margin. Hergo not only increased their sales volume but Hergo sales constituted a larger portion of combined sales, increasing from 22% in the first quarter last year to 34% in the first quarter ended November 30, 1996. Since the gross profit margin is higher in the Hergo product line, the combined effect increased the gross profit margin and resulted in a slight increase in total gross profit dollars for the current period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Selling, General and Administrative

For the three months ended November 30, 1996, selling, general and administrative expenses, of the company were $670,000 as compared to $701,000 for the three months ended November 30, 1995. The net decrease of $31,000 is attributable primarily to a decrease in operating expenses in Hertz Israel of $52,100, undertaken in order to bring expenses more in line with the reduced sales from the division. Hertz Israel expenses were reduced from $140,200 in the first quarter of last year to $88,100 in the first quarter of this year. The other significant expense decrease was in Hertz USA, where officer compensation was reduced by $35,800. Increases in advertising and trade show expenses in Hergo accounted for most of the offsetting expense increase of $56,900.

Interest Expense

The decrease in interest expense of $8,677 between the three month period ended November 30, 1995, and the three month period ended November 30, 1996, results primarily from a decrease in interest payments due to the repayment of loans to the principal shareholders and repayment of its line of credit with the United Mizrahi Bank offset by an increase in interest expense related to Hertz Israel due to an unfavorable change in currency exchange rates.

Provision for Income Taxes

From September 1, 1996 through November 12, 1996, Hergo was classified as a subchapter "S" corporation and incurred no federal corporate taxes. The tax provision for the three months ended November 30, 1996, was calculated as a blended rate between Hertz Computer as a "C" corporation for the full period and Hergo as a "C" corporation from November 13, 1996, through November 30, 1996. The tax provision for the three months ended November 30, 1995, was calculated with Hertz Computer as a "C" corporation and Hergo as a subchapter "S" corporation for the entire period. The proforma tax provision for income taxes accounts for Hergo as a "C" corporation for each of the three months ended November 30, 1996 and 1995.

Net Income

Net Income for the three months ended November 30, 1996, was $263,149 as compared to $204,515 for the same period last year. The increase in net income over the same period last year is due primarily to increased Hergo sales. Hergo enjoys a substantially higher gross margin, and sales increases have a disproportionately favorable impact on net income.

Liquidity and Capital Resources

During the three month period ended November 30, 1996, the Company completed an initial public offering (IPO) of common stock and warrants which became effective November 12, 1996. The proceeds from the IPO net of underwriting commissions and expenses totaled $6,053,025. In

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

completing its IPO, the Company incurred additional expenses to register its common stock and warrants of $553,804. As previously planned, the Company used a portion of the IPO proceeds to repay its line of credit with United Mizrahi Bank and to repay a loan to a principal shareholder. In the three month period ended November 30, 1995, the only financing activity was an increase in borrowing from banks of $91,078.

For the three month period ended November 30, 1996, the Company generated a positive cash flow from operations of $256,068, as compared to a negative cash flow from operations of $224,571, for the three month period ended November 30, 1995. Increased net income in spite of the drop in sales, and essentially flat accounts receivable when compared to the very large increase in accounts receivable in the same period last year are the principal reasons for the difference.

Net purchases of fixed assets in the three months ended November 30, 1996, were $297,751 as compared to $5,540 in the same period last year.

Concurrent with the effective date of the IPO, as described above, Hergo's status was changed from a subchapter "S" corporation for federal income tax purposes to a "C" corporation and it became a wholly owned subsidiary of the Company. The Company intends to make a final subchapter "S" distribution of $643,370 to the shareholders of Hergo for their share of subchapter "S" retained earnings.

PART II. Other Information

ITEM 1.  Legal Proceedings

     In December 1996, the Company settled the suit by Ergotron, Inc. regarding tradedress and copyright infringment for an amount not material to the results of operations for the year ended August 31, 1996. This suit was reported in the Registrant's Registration Statement on Form SB-2, registration number 333-9783 filed on November 12, 1996.

                                 EXHIBIT INDEX

ITEM 6.    Exhibits.

           Exhibit 27.    Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HERTZ TECHNOLOGY GROUP, INC.

Date January 16, 1997                      /s/ Eli E. Hertz
    -------------------------              ---------------------------------
                                               Eli E. Hertz, Chairman,
                                               President and Chief Executive
                                               Officer

Date January 16, 1997                      /s/ John C. Rudy
    -------------------------              ---------------------------------
                                               John C. Rudy, Vice President,
                                               Principal Financial Officer and
                                               Chief Accounting Officer