Form 10QSB
period 1997-02-28
HERTZ TECHNOLOGY GROUP INC
filed 1997-04-11
CIK 1020726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended February 28, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1939

            For the transition period from ___________ to ___________

         Commission File Number:    0-21679

                          HERTZ TECHNOLOGY GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                           13-3896069
-------------------------------------                 ----------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                     identification number)

75 Varick Street                                              10013
----------------------------------------              ----------------------
(Address of principal executive offices)                    (Zip Code)

                                  212-634-4000
                        ---------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes   [X]                  No    [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

January 13, 1996

Common Stock, par value
$.001 per share                                     3,165,000
--------------------------------              ----------------------
                Class                           Shares Outstanding

                          HERTZ TECHNOLOGY GROUP, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                FEBRUARY 28, 1997

                                      INDEX


                                                                            Page
                                                                            ----

PART I.     Financial Information

  Item 1.   FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of
            February 28, 1997 and August 31, 1996                             3

            Condensed Consolidated Statements of
            Operations for the three months and six months
            ended February 28, 1997 and February 29, 1996                     4

            Condensed Consolidated Statements of Cash
            Flows for the three months ended
            February 28, 1997 and February 29, 1996                           5

            Notes to Financial Statements                                     6

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS FOR THE THREE MONTHS AND
            SIX MONTHS ENDED FEBRUARY 28, 1997                                8

PART II.    Other Information

  Item 1.   Legal Proceedings                                                 10

  Item 6.   Exhibit Index                                                     11

SIGNATURES                                                                    12

                             HERTZ TECHNOLOGY GROUP

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                          FEBRUARY 28,   AUGUST 31,
                                                                             1997          1996
                                                                          ------------   ----------
                                                                           Unaudited
CURRENT ASSETS:
     Cash and cash equivalents                                             $  372,479      275,529
     Marketable securities                                                  3,557,541         --
     Accounts receivable, less allowance
       for doubtful accounts of $ 138,869 and $ 123,869 respectively        1,981,947    1,756,454
     Inventories                                                            1,059,674      999,273
     Prepaid expenses and other current assets                                172,537      482,440

                                                                           -----------------------
                 Total current assets                                       7,144,178    3,513,696
                                                                           -----------------------

PROPERTY AND EQUIPMENT, net                                                   611,863      231,422
                                                                           -----------------------

GOODWILL, net                                                                    --         39,604
                                                                           -----------------------

OTHER ASSETS                                                                   50,445       28,612
                                                                           -----------------------
                 Total assets                                              $7,806,486    3,813,334
                                                                           =======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          FEBRUARY 28,   AUGUST 31,
                                                                              1997          1996
                                                                          ------------   ----------
CURRENT LIABILITIES
     Notes payable                                                         $  206,289    1,126,372
     Accounts payable and accrued                                             950,277      893,571
     expenses
     Income taxes payable                                                     113,288      247,327
     Distribution payable to stockholders                                      49,115      390,648
     Notes payable to stockholder                                                --        246,686
                                                                           -----------------------
                 Total current liabilities                                  1,318,969    2,904,604
                                                                           -----------------------
OTHER                                                                          20,656       17,962
                                                                           -----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value: 25,000,000 shares authorized,
     3,165,000 shares and 1,900,000 issued and outstanding, respectively        3,165        1,900
     Additional paid-in capital                                             5,622,056      124,100
     Retained earnings                                                        841,640      764,768
                                                                           -----------------------
                 Total stockholders' equity                                 6,466,861      890,768
                                                                           -----------------------
                 Total liabilities and stockholders' equity                $7,806,486    3,813,334
                                                                           =======================

 The accompanying notes are an integral part of these condensed balance sheets

                             HERTZ TECHNOLOGY GROUP

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1996

                                   (UNAUDITED)




                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 FEBRUARY 28,                 FEBRUARY 28,
                                                          -------------------------    -------------------------
                                                              1997          1996           1997          1996
                                                          -----------   -----------    -----------   -----------
NET SALES                                                 $ 2,974,489   $ 2,971,658    $ 5,921,831   $ 6,266,872

COST OF GOODS SOLD                                          1,803,720     2,097,840      3,716,295     4,376,235
                                                          -----------   -----------    -----------   -----------

               Gross Profit                                 1,170,769       873,818      2,205,536     1,890,637

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  907,970       682,491      1,578,356     1,383,533
PROVISION FOR CLOSING COSTS OF HERTZ ISRAEL                   158,749          --         158,749           --
                                                          -----------   -----------    -----------   -----------
                                                            1,066,719       682,491      1,737,105     1,383,533
                                                          -----------   -----------    -----------   -----------

               Operating income                               104,050       191,327        468,431       507,104

OTHER INCOME (EXPENSE):
    Other                                                       4,043        (8,539)         4,043          --
    Interest, net                                              64,474       (39,922)        25,707       (87,366)
                                                          -----------   -----------    -----------   -----------

               Income before provision for income taxes       172,568       142,866        498,181       419,738

PROVISION FOR INCOME TAXES                                     87,000        69,247        149,465       141,604
                                                          -----------   -----------    -----------   -----------

               Net income                                 $    85,567   $    73,619    $   348,716   $   278,134
                                                          ===========   ===========    ===========   ===========


NET INCOME PER SHARE                                      $      0.03          --             0.12          --
                                                          ===========   ===========    ===========   ===========

HISTORICAL INCOME BEFORE PROVISION FOR INCOME TAXES                     $   142,866    $   498,181   $   419,738

UNAUDITED PROFORMA PROVISION FOR INCOME TAXES                                88,600        251,542       234,591
                                                                        -----------    -----------   -----------


PRO FORMA NET INCOME                                                    $    54,266    $   246,639   $   185,147
                                                                        ===========    ===========   ===========

PRO FORMA NET INCOME PER SHARE                                          $      0.03    $      0.09   $      0.10
                                                                        ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                 3,227,801     1,900,000      2,883,166     1,900,000
                                                          ===========   ===========    ===========   ===========


   The accompanying notes are an integral part of these condensed statements.

                             HERTZ TECHNOLOGY GROUP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                   SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1996

                                   (UNAUDITED)

                                                                                            SIX MONTHS
                                                                                               ENDED
                                                                                            FEBRUARY 28,
                                                                                     --------------------------
                                                                                         1997           1996
                                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $   348,716    $   278,134
     Adjustments to reconcile net income to net cash used in operating activities-
        Depreciation and amortization                                                     48,577         20,899
        Bad debt expense                                                                  15,000           --
        Changes in operating assets and
        liabilities-
           Accounts receivable                                                          (242,131)      (213,914)
           Inventories                                                                   (60,401)      (138,892)
           Due from related parties                                                         --           17,276
           Prepaid expenses and other current assets                                     309,903        (78,545)
           Other assets                                                                   13,810        (11,123)
           Accounts payable and accrued expenses                                          56,699         19,345
           Income taxes payable                                                         (134,035)        86,779
           Other liabilities                                                               2,694         10,426
                                                                                     -----------    -----------
                   Net cash provided by (used in) operating activities                   358,832         (9,615)
                                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                                            (427,038)       (69,274)
     Purchase of marketable securities                                                (3,557,541)          --
                                                                                     -----------    -----------
                   Net cash used in investment activities                             (3,984,579)       (69,274)
                                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayments) borrowings under notes payable
      to other banks                                                                     (25,083)       196,680
     Repayment of credit line to a bank                                                 (895,000)          --
     Proceeds from issuance of common stock and
      warrants, net of underwriting expense                                            6,053,025           --
     Payments of registration costs of common stocks and warrants                       (569,304)          --
     Net (repayments) under note payable to stockholder                                 (246,686)        51,736
     Sub S distribution to stockholder                                                  (594,255)          --
                                                                                     -----------    -----------
                   Net cash  provided by financing activities                          3,722,697        248,416
                                                                                     -----------    -----------
                   Net increase in cash and cash equivalents                              96,950        169,525

CASH and cash equivalents, beginning of period                                           275,529        121,929
                                                                                     -----------    -----------

CASH and cash equivalents, end of period                                             $   372,479    $   291,454
                                                                                     ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                   $    21,683    $    48,150
     Income taxes paid                                                               $   221,035    $    54,825

   The accompanying notes are an integral part of these condensed statements.

                          HERTZ TECHNOLOGY GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                February 28, 1997


1.  BASIS OF PRESENTATION AND OPERATIONS

     The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10QSB. Operating results for the three month and six month periods ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Hertz Technology Group, Inc. ("Hertz" or the "Company") audited financial statements for the year ended at August 31, 1996.

     Income Taxes

     Hergo, with the consent of its stockholders, elected to be treated as an S Corporation for federal and state tax purposes, which provides that, in lieu of Hergo paying income taxes, the stockholders separately account for their pro rata shares of Hergo's items of income, deductions, losses and credits. Effective November 12, 1996, the date of the Company's IPO, Hergo's S Corporation status was terminated and effective November 13, 1996 Hergo is a C Corporation. As such, Hergo did not incur federal income tax expense, although it did incur state and local tax expense for the September 1, 1996 through November 12, 1996 period. Immediately subsequent to this date, Hergo incurred federal income tax expense. Hertz Computer is a C corporation which incurs federal, state and local income tax expense.

Pro Forma Net Income

     Pro forma net income is calculated as if Hergo was a C corporation for tax filing purposes during the six month period ended February 28, 1997 and for the three and six month periods ended February 29, 1996. As such, an effective tax rate of approximately 46% was used in calculating Hergo's pro forma income tax provision for these periods. The Company has included the effect of the warrants as if they were exercised in the calculation for pro forma net income per share.

Net Income Per Share

     Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the periods as if the Company was recapitalized on September 1, 1995. The Company has included the effect of the warrants as if they were exercised in the calculation for net income per share.

2.   RECAPITALIZATION

     Effective November 12, 1996, the date of the initial public offering, Hertz Computer Corporation ("Hertz Computer") and Hergo Ergonomic Support Systems, Inc. ("Hergo"), two entities under common control, were acquired by the Company (which is owned by the same shareholders) and became wholly owned subsidiaries. Accordingly, the financial statements are presented as consolidated for all periods presented. Hertz Computer owns 100% of Hertz Computer Information System
(1985) Ltd. ("Hertz-Israel").

On November 12, 1996, the Company registered 1,100,000 units, each unit consisting of one share of common stock, $.001 par value per share and two Class A warrants at an IPO price of $5.50 per unit. The warrants are exercisable for a four year period commencing one year from the effective date of the IPO at a price of $5.50. On November 18, 1996, the underwriter of the IPO exercised its over-allotment option to purchase 165,000 units from the Company (165,000 shares and 330,000 warrants) at $5.50 per unit. The Company realized proceeds from the sale of the units of $5,483,721 net of commissions and offering expenses of $1,473,778. Upon realizing these proceeds, the Company repaid $895,000, $246,686 and $594,255, respectively, related to its credit line to a bank, note payables to shareholders and its distribution payable to shareholders related to the retained S Corporation earnings in Hergo.


3.  PROVISION FOR CLOSING COSTS OF HERTZ -ISRAEL

       During the three month period ended February 28, 1997, the Company recorded a provision of $158,749 for the closing costs of Hertz-Israel. This represents a provision for write downs of property and equipment, goodwill and other closure related costs. The Company expects to close Hertz-Israel and fully liquidate its assets by the end of the fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

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

Three Months and Six Months Ended February 28, 1997 compared to Three Months and Six Months Ended February 29, 1996

Net Income

Net income for the three months ended February 28, 1997 was $85,000 compared to $73,000 for the three months ended February 29, 1996, a 16% increase. Net income for the six months ended February 28,1997 was $349,000 compared to $278,000 for the six months ended February 29,1996, a 25% increase. Increases in the three months and six months net income was due primarily to increased gross profit attributable to the increased percentage of Hergo net sales, as well as the elimination of interest expense related to the loan and line of credit repaid from the proceeds received from the initial public offering. Offsetting such benefits for both the three month and six month periods were increases in expenses related to the new public corporate structure as well as a non-recurring charge of $158,750, which relates to the closing of the Hertz Israel operation, which impacted on net earnings for the three months ended February 28, 1997.

Net Sales

The Company's net sales for the three months-ended February 28,1997 were $2.97 million, unchanged from the prior year. Net sales for the six months ended February 28,1997 were $5.92 million compared to $6.27 million, a 5.4% decrease. Hertz computer net sales declined for the quarter and the six months due to the completion of some volume purchases by NYS Government agencies in the prior period and the decline in net sales of Hertz Israel in the current period. The Company has discontinued the operation of Hertz Israel. Effective March 1, 1997 the Company has granted the distribution rights to its Hertz PC's to a well-established, full service computer company in Israel. Hergo net sales increased 78% for the quarter and 54% for the six months ended February 28,1997 over the respective prior periods.

Gross Profit

Gross profit was $1,171,000 (39% of net sales) and $874,000 (29% of net sales) for the three months ended February 28, 1997 and February 29, 1996, respectively, an increase of $297,000. Gross profit was $2,206,000 (37% of net sales) and $1,891,000 (30% of net sales) for the six months ended February 28, 1997 and February 29, 1996, respectively, an increase of $315,000. The favorable impact on gross profit was primarily attributable to Hergo's higher sales and higher gross profit margins for both the quarter and the six months ended February 28,1997 as compared to the respective prior periods.

Selling General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and six months ended February 28, 1997 respectively, as compared to the preceding respective periods, by $225,000 and $195,000 respectively. The primary increases were in selling expenses related to advertising and trade shows, as well as, expenses related to the public corporate structure and increases in legal and accounting fees. In addition, expenses were incurred on account of the relocation of the corporate offices and the computer production facility. Since the IPO and the relocation of new offices occurred at the end of the first quarter 1997 the increased expenses in selling, general and administrative were in the second quarter 1997. Some of these expenses were offset by the reduction of operational expenditures in Hertz Israel.

Interest Income, Net

Interest income increased by $56,000 for both the quarter and six months ended February 28, 1997 respectively, as compared to the proceeding respective periods. This increase is the result of interest income generated by funds from the public offering. Interest Expense decreased by $49,000 and $57,000 for the quarter and six months ended February 28, 1997 respectively, as compared to the preceding respective periods, due to the repayments of the Company's outstanding loans and lines of credit with the proceeds from the IPO.

Provision for closing costs of Hertz-Israel

During the three month period ended February 28, 1997, the Company recorded a provision of $158,749 for the closing costs of Hertz-Israel. This represents a provision for write downs of property and equipment, goodwill and other closure related costs. The Company expects to close Hertz-Israel and fully liquidate its assets by the end of the fiscal year 1997.

Provision for Income Taxes

From September 1, 1996 through November 12,1996 Hergo was classified as a subchapter "S" corporation and incurred no federal corporation tax. The tax provision from November 13, 1996 through February 28, 1997 was calculated at a blended rate between Hertz Computer as a "C" corporation for the full period and Hergo as a "C" corporation from November 13, 1996 through February 28, 1997. The tax provision for the three months ended and the six months ended February 28, 1997 was $87,000 and $149,000, respectively. The tax provision for the three months and six months ended February 29,1996 ($69,000 and $142,000, respectively) was calculated with Hertz Computer as a "C" corporation and Hergo as a subchapter "S" corporation. As a result of management's decision to discontinue Hertz Israel's operations during the quarter ended February 28,1997 the accumulated losses recorded for financial statement purposes will be recognized in the current year for tax purposes.

Liquidity and Capital Resources

During the six-month period ended February 28, 1997 the Company completed an IPO of common stock and warrants, which became effective November 12, 1996. The proceeds from the IPO net of underwriting commissions and expenses totaled $6,053,000. In completing its IPO, the Company incurred additional expenses of $569,000 in connection with the registration of its common stock and warrants. As previously planned, the Company used $1,142,000 of the IPO proceeds to repay its loans and line of credit.

For the six-months period ended February 28, 1997, the Company generated a positive cash flow from operation of $359,000 as compared to a negative cash flow from operation of $10,000 for the six-month period ended February 29, 1996. Increased net income, in-spite of the decline in sales, and a large decrease in prepaid expenses were the principal reasons for the difference.

Net purchases of fixed assets in the six months ended February 28, 1997 were $427,000 as compared to $69,000 in the same period last year. The increase was largely due to expenditures related to the relocation of the corporate offices and computer production facility.

Concurrent with the effective date of the IPO, as described above, Hergo's status has been changed from a subchapter "S" corporation for federal income tax purposes, to a "C" corporation. In connection with this change Hergo has made an initial estimated subchapter "S" distribution of $594,000. The Company intends to make a final subchapter "S" distribution of approximately $49,000 in fiscal year 1997.


New Accounting Standards

The Financial Accounting Standards Board has issued Statement # 128, "Earnings Per Share", which is effective on December 31, 1997. Had the Company presented it's Earnings Per Share under this standard, the difference would not be material.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION


                                  EXHIBIT INDEX


ITEM 6. Exhibit

           Exhibit 27. Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            Hertz Technology Group, Inc


                                            /s/ Eli E. Hertz
                                            ------------------------------------
Dated:   04/10/97                           Eli E. Hertz, Chairman, President
                                            And Chief Executive Officer


                                            /s/ Robert Cohen
                                            ------------------------------------
Dated:  04/10/97                            Robert Cohen, Chief Financial
                                            Officer