Form 10QSB
period 1997-05-31
HERTZ TECHNOLOGY GROUP INC
filed 1997-07-11
CIK 1020726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly period ended May 31, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1939

            For the transition period from ___________ to ___________

      Commission File Number:    0-21679

                          HERTZ TECHNOLOGY GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      DELAWARE                                               13-3896069
-------------------------------------               ----------------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                       identification number)

            75 Varick Street                                    10013
-----------------------------------------------     ----------------------------
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

            Yes   |X|                  No    |_|

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

July 7, 1997

Common Stock, par value
$.001 per share                                                3,165,000
--------------------------------                       -------------------------
     Class                                                 Shares Outstanding

                          HERTZ TECHNOLOGY GROUP, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                  MAY 31, 1997

                                      INDEX

                                                                            Page

PART I.         Financial Information

  Item 1.       FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets as of
                May 31, 1997 and August 31, 1996                              3

                Condensed Consolidated Statements of
                Operations for the three months and nine months
                ended May 31, 1997 and May 31, 1996                           4

                Condensed Consolidated Statements of Cash
                Flows for the nine months ended
                May 31, 1997 and May 31, 1996                                 5

                Notes to Financial Statements                                 6

  Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS FOR THE THREE MONTHS AND
                NINE MONTHS ENDED MAY 31, 1997                                8

PART II.        Other Information

  Item 6.       Exhibit Index                                                 12

SIGNATURES                                                                    13

                             HERTZ TECHNOLOGY GROUP

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                           MAY 31,    AUGUST 31,
                                                                            1997         1996
                                                                            ----         ----
                                                                          Unaudited
                                                                          ---------
CURRENT ASSETS:
   Cash and cash equivalents                                            $    363,041      275,529
   Marketable securities                                                   3,518,738         -
   Accounts receivable, less allowance for
     doubtful accounts of $153,869 and $123,869 respectively               1,363,948    1,756,454
   Inventories                                                               875,133      999,273
   Prepaid expenses and other current assets                                 305,412      482,440
                                                                        --------------------------
               Total current assets                                        6,426,272    3,513,696
                                                                        --------------------------

PROPERTY AND EQUIPMENT, net                                                  618,695      231,422
                                                                        --------------------------

GOODWILL, net                                                                  -           39,604
                                                                        --------------------------

OTHER ASSETS                                                                  50,538       28,612
                                                                        --------------------------
                Total assets                                            $  7,095,505    3,813,334
                                                                        ==========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           MAY 31,    AUGUST 31,
                                                                            1997         1996
                                                                            ----         ----
CURRENT LIABILITIES
   Notes payable                                                        $      -        1,126,372
   Accounts payable and accrued expenses                                     479,599      893,571
   Income taxes payable                                                        -          247,327
   Distribution payable to stockholders                                        -          390,648
   Notes payable to stockholder                                                -          246,686
                                                                        --------------------------
               Total current liabilities                                     479,599    2,904,604
                                                                        --------------------------

OTHER                                                                         19,286       17,962
                                                                        --------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value: 25,000,000 shares authorized,
   3,165,000 shares and 1,900,000 issued and outstanding, respectively         3,165        1,900
   Additional paid-in capital                                              5,606,556      124,100
   Retained earnings                                                         986,899      764,768
                                                                        --------------------------
               Total stockholders' equity                                  6,596,620      890,768
                                                                        --------------------------
               Total liabilities and stockholders' equity               $  7,095,505    3,813,334
                                                                        ==========================

  The accompanying notes are an integral part of these condensed balance sheets

                             HERTZ TECHNOLOGY GROUP

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE MONTHS AND NINE MONTHS ENDED MAY 31, 1997 AND 1996

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             MAY 31,                      MAY 31,
                                                             -------                      -------

                                                       1997           1996          1997           1996
                                                   ------------   -----------    ----------    ------------

NET SALES                                          $  2,762,625   $ 3,108,985   $ 8,684,456   $   9,375,857

COST OF GOODS SOLD                                    1,852,118     2,156,431     5,568,413       6,532,666
                                                   ------------   -----------   -----------   -------------

        Gross Profit                                    910,507       952,554     3,116,043       2,843,191

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            619,201       688,855     2,197,557       2,072,388
PROVISION FOR CLOSING COSTS OF HERTZ ISRAEL               -              -          158,749            -
                                                   ------------   -----------   -----------   -------------
                                                        619,201       688,855     2,356,306       2,072,388
                                                   ------------   -----------   -----------   -------------

        Operating income                                291,306       263,699       759,737         770,803

OTHER INCOME (EXPENSE):
   Other                                               (102,359)        9,323       (98,316)          9,323
   Interest, net                                         78,621       (60,747)      104,328        (148,113)
                                                   ------------   -----------   -----------   -------------

        Income before provision for income taxes        267,568       212,275       765,749         632,013

PROVISION FOR INCOME TAXES                               55,520       102,896       204,985         244,500
                                                   ------------   -----------   -----------   -------------

        Net income                                 $    212,048   $   109,379   $   560,764   $     387,513
                                                   ============   ===========   ===========   =============

NET INCOME PER SHARE                               $       0.06          -             0.17            -
                                                   ============   ===========   ===========   =============

HISTORICAL INCOME BEFORE PROVISION FOR INCOME
TAXES                                                             $   212,275   $   765,749   $     632,013

UNAUDITED PROFORMA PROVISION FOR INCOME TAXES                         131,642       307,062         366,233
                                                                  -----------   -----------   -------------

PRO FORMA NET INCOME                                              $    80,633   $   458,687   $     265,780
                                                                  ===========   ===========   =============

PRO FORMA NET INCOME PER SHARE                                    $      0.04   $      0.14   $        0.14
                                                                  ===========   ===========   =============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    3,665,652     1,900,000     3,223,782       1,900,000
                                                   ============   ===========   ===========   =============

   The accompanying notes are an integral part of these condensed statements.

                             HERTZ TECHNOLOGY GROUP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                     NINE MONTHS ENDED MAY 31, 1997 AND 1996

                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                    MAY 31,
                                                                                    -------
                                                                              1997           1996
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $      560,763  $    387,510
   Adjustments to reconcile net income to net cash
   used in operating activities-
     Depreciation and amortization                                              92,746        39,741
     Bad debt expense                                                           30,000        46,246
     Changes in operating assets and liabilities-
       Accounts receivable                                                     360,867       280,064
       Inventories                                                             124,141       (47,321)
       Due from related parties                                                -              17,276
       Prepaid expenses and other current assets                               177,028       (69,790)
       Other assets                                                            (21,928)      (43,288)
       Accounts payable and accrued expenses                                  (413,979)     (442,930)
       Income taxes payable                                                   (247,323)      184,529
       Other liabilities                                                         1,324       (15,617)
                                                                        --------------  ------------
            Net cash provided by (used in) operating activities                663,639       336,420
                                                                        --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment                                    (480,018)      (82,623)
   Purchase of marketable securities                                        (3,518,738)         -
                                                                        --------------  ------------
            Net cash used in investment activities                          (3,998,756)      (82,623)
                                                                        --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayments) borrowings under notes payable
    to other banks                                                             -             103,644
   Repayment of credit line to a bank                                       (1,126,372)         -
   Proceeds from issuance of common stock and
    warrants, net of underwriting expense                                    6,053,025          -
   Payments of registration costs of common stocks and warrants               (569,304)         -
   Net (repayments) under note payable to stockholder                         (246,686)     (195,127)
   Sub S distribution to stockholder                                          (688,034)         -
                                                                        --------------  ------------
            Net cash provided by financing activities                        3,422,629       (91,483)
                                                                        --------------  ------------
            Net increase in cash and cash equivalents                           87,512       162,314

CASH and cash equivalents, beginning of period                                 275,529       121,929
                                                                        --------------  ------------

CASH and cash equivalents, end of period                                 $     363,041   $   284,243
                                                                         =============   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                         $      21,683  $    117,275
   Income taxes paid                                                     $     341,873  $     79,972

   The accompanying notes are an integral part of these condensed statements.

                          HERTZ TECHNOLOGY GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  May 31, 1997

1. BASIS OF PRESENTATION AND OPERATIONS

      The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10QSB. Operating results for the three month and nine month periods ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Hertz Technology Group, Inc. ("Hertz" or the "Company") audited financial statements for the year ended at August 31, 1996.

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

Pro Forma Net Income

      Pro forma net income is calculated as if Hergo were a C corporation for tax filing purposes during the nine month period ended May 31, 1997 and for the three and nine month periods ended May 31, 1996. As such, an effective tax rate of approximately 46% was used in calculating Hergo's pro forma income tax provision for these periods. The Company has included the effect of the warrants as if they were exercised in the calculation for pro forma net income per share.

Net Income Per Share

      Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the periods as if the Company was recapitalized on September 1, 1995. The Company has included the effect of the warrants as if they were exercised in the calculation for net income per share.

2. RECAPITALIZATION

      Effective November 12, 1996, the date of the initial public offering, Hertz Computer Corporation ("Hertz Computer") and Hergo Ergonomic Support Systems, Inc. ("Hergo"), two entities under common control, were acquired by the Company (which was owned by the same shareholders) and became wholly owned subsidiaries. Accordingly, the financial statements are presented as consolidated for all periods presented. Hertz Computer owns 100% of Hertz Computer Information System (1985) Ltd. ("Hertz-Israel").

      On November 12, 1996, the Company registered 1,100,000 units, each unit consisting of one share of common stock, $.001 par value per share and two Class A warrants at an IPO price of $5.50 per unit. The warrants are exercisable for a four year period commencing one year from the effective date of the IPO at a price of $5.50. On November 18, 1996, the underwriter of the IPO exercised its over-allotment option to purchase 165,000 units from the Company (165,000 shares and 330,000 warrants) at $5.50 per unit. The Company realized proceeds from the sale of the units of $5,483,721 net of commissions and offering expenses of $1,473,778. Upon realizing these proceeds, the Company repaid $1,126,000, $246,686 and $688,000, respectively, relating to its credit line to a bank, note payables to shareholders and its distribution payable to shareholders related to the retained S Corporation earnings in Hergo.

3. PROVISION FOR CLOSING COSTS OF HERTZ -ISRAEL

      During the three month period ended February 28, 1997, the Company recorded a provision of $158,749 for the closing costs of Hertz-Israel. This represents a provision for write downs of property and equipment, goodwill and other closure related costs. The Company expects to close Hertz-Israel and liquidate its assets by the end of the fiscal year.

4.  EARNINGS PER SHARE

      The Company will adopt SFAS No. 128, "Earning Per Share" during fiscal 1998. This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required primary EPS with a presentation of basic EPS. The pro forma effect of this statement for the nine-month period ended May 31, 1997 is immaterial. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

General

      The Company custom designs and assembles PC's and related products and provides technical services and support under the "Hertz" name through its Hertz Computer subsidiary. It also designs, manufactures and sells ergonomically engineered modular support structures and technical furniture for micro computers and electronic devices under the "Hergo" name through its Hergo subsidiary.

Three Months and Nine Months Ended May 31, 1997 compared to Three Months and Nine Months Ended May 31, 1996

Net Income

Net income for the three months ended May 31, 1997 was $212,000 compared to $109,000 for the three months ended May 31, 1996, a 94% increase. Net income for the nine months ended May 31, 1997 was $561,000 compared to $388,000 for the nine months ended May 31, 1996, a 45% increase. Increases in the three months and nine months net income were due to several factors: increased gross profit percentages attributable to increased Hergo sales, elimination of interest expense due to the repayment of Company loan and lines of credit from the proceeds of the initial public offering and increased interest income generated from the proceeds of the initial public offering. Increased expenses for both the three month and nine month periods were related to the new public corporate structure as well as a non-recurring charge for a loss on marketable securities.

Net Sales

The Company's net sales for the three months-ended May 31, 1997 were $2.76 million, compared to $3.11 million for the three months-ended May 31, 1996, an 11% decrease. Net sales for the nine months ended May 31, 1997 were $8.68 million compared to $9.38 million, a 7% decrease. Hertz computer net sales declined for the quarter and the nine months due to the completion of some volume purchases by Government agencies in the prior period as well as the closing of Hertz Israel in the prior period. Effective March 1, 1997 the Company has granted the distribution rights to its Hertz PC's to an established, full service computer company in Israel. Hergo net sales increased 64% for the quarter and 57% for the nine months ended May 31, 1997 over the respective prior periods.

Gross Profit

Gross profit was $911,000 (33% of net sales) and $953,000 (31% of net sales) for the three months ended May 31, 1997 and May 31, 1996, respectively, a decrease of $42,000. Gross profit was $3,116,000 (36% of net sales) and $2,843,000 (30%
of net sales) for the nine months ended May 31, 1997 and May 31, 1996, respectively, an increase of $273,000. Increased gross profit percentages were due to the relative sales mix between Hertz and Hergo which offset the reduction in sales for the three month and nine month periods ended May 31, 1997. Also impacting favorably on the gross profit percentages was the closing of the Hertz Israel division, which historically operated at a lower gross margin.

Selling General and Administrative Expenses

Selling, general and administrative expenses decreased for the quarter ended May 31, 1997 by $70,000, and increased for the nine months ended May 31, 1997 by $125,000, as compared to the preceding respective periods. The primary reason for the decrease in selling, general and administrative expenses for the three months ended May 31, 1997 was the elimination of expenses generated by the Hertz Israel division, which was discontinued on February 28, 1997. For the nine months ended May 31, 1997 there were increased expenses related to the public corporate structure, increases in legal and accounting fees and increased advertising expenses. In addition, expenses were incurred in connection with the relocation of the corporate offices and the computer production facility. Some of these expenses were also offset by the reduction of operational expenditures in Hertz Israel.

Other Income and Expenses

Interest income increased by $67,000 for the three months and by $104,000 for the nine months ended May 31, 1997 respectively as compared to the proceeding respective periods. This increase is the result of interest income generated by funds from the public offering. Interest Expense decreased by $72,000 and $148,000 for the quarter and nine months ended May 31, 1997 respectively, as compared to the preceding respective periods, due to the repayments of the Company's outstanding loans and lines of credits using the proceeds from the IPO. The increase in interest income was partially offset by a $102,000 loss incurred in the sale of marketable securities.

Provision for Closing Costs of Hertz-Israel

During the three month period ended February 28, 1997, the Company recorded a provision of $158,749 for the closing costs of Hertz-Israel. This represents a provision for write downs of property and equipment, goodwill and other closure related costs. The Company expects to close Hertz-Israel and liquidate its assets by the end of the fiscal year 1997.

Provision for Income Taxes

From September 1, 1996 through November 12, 1996 Hergo was classified as a subchapter "S" corporation and incurred no federal corporation tax. The tax provision from November 13, 1996 through May 31, 1997 was calculated at a blended rate between Hertz Computer as a "C" corporation for the full period and Hergo as a "C" corporation from November 13, 1996 through May 31, 1997. The tax provision for the three months ended and the nine months ended May 31, 1997 was $56,000 and $205,000, respectively. The tax provision for the three months and nine months ended May 31, 1996 ($103,000 and $245,000, respectively) was calculated with Hertz Computer as a "C" corporation and Hergo as a subchapter "S" corporation. As a result of management's decision to discontinue Hertz Israel's operations during the quarter ended February 28, 1997 the accumulated losses recorded for financial statement purposes will be recognized in the current year for tax purposes.

Liquidity and Capital Resources

During the nine-month period ended May 31, 1997 the Company completed an IPO of common stock and warrants, which became effective November 12, 1996. The proceeds from the IPO net of underwriting commissions and expenses totaled $6,053,000. In completing its IPO, the Company incurred additional expenses of $569,000 in connection with the registration of its common stock and warrants. As previously planned, the Company used $1,126,000 of the IPO proceeds to repay its loans and line of credit.

As of May 31, 1997 the Company has $3,882,000 in cash and marketable securities as compared to $276,000 in the prior year. The Company has no long term debt.

For the nine-months period ended May 31, 1997, the Company generated a positive cash flow from operation of $664,000 as compared to $336,000 for the nine-month period ended May 31, 1996.A positive cash flow was due to the reductions in inventory, accounts receivable and prepaid expenses offset in part by reductions in accounts payable and income taxes payable.

Net purchases of fixed assets in the nine months ended May 31, 1997 were $480,000 as compared to $83,000 in the same period last year. The increase was largely due to expenditures related to the relocation of the corporate offices and computer production facility.

Concurrent with the effective date of the IPO, as described above, Hergo's status has been changed from a subchapter "S" corporation for federal income tax purposes, to a "C" corporation. In connection with this change Hergo has made a subchapter "S" distribution of $688,000.

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


                                            Hertz Technology Group, Inc


Dated:  07/10/97                            /s/ Eli E. Hertz
                                            ------------------------------------
                                            Eli E. Hertz, Chairman, President
                                            And Chief Executive Officer


Dated:  07/10/97                            /s/ Robert Cohen
                                            ------------------------------------
                                            Robert Cohen, Chief Financial
                                            Officer