Form 10KSB
period 1997-08-31
HERTZ TECHNOLOGY GROUP INC
filed 1997-11-21
CIK 1020726

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

      For the transition period ____________ to ______________

                         Commission file number: 0-21679

                          Hertz Technology Group, Inc.
             ------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  Delaware                           13-3896069
      ----------------------------------   --------------------------------
      (STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION        IDENTIFICATION NO.)

      75 Varick Street.  11th Floor.  New York, NY   10013
--------------------------------------------------   ----------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES        (ZIP CODE)

          Issuer's telephone umber, including area code: (212) 634-4000

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
             ------------------------------------------------------
                                (Title of Class)

                                    Warrants
             -------------------------------------------------------
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The Registrant's net sales for the fiscal year ended August 31, 1997 were $10,508,193.

      The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average of the high and low prices on November 10, 1997 was $2,691,813.

      As of November 10, 1997 the registrant had a total of 3,165,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCES

      Portions of the Annual Proxy Statement for the year ended August 31, 1997 are incorporated by reference in Part III.

                                     PART I

            Certain statements in the Letter of the Chairman President and Chief Executive Officer included in the annual report to stockholders, in the "Management's Discussion and Analysis" and elsewhere in this Form 10-KSB constitute "forward-looking statements' within the meaning of Section 21E of the Securities and Exchange Act of 1934 See "Forward Looking Statements".

ITEM 1.  DESCRIPTION OF BUSINESS.

General

      Hertz Technology Group Inc. (the "Company") was incorporated in the state of Delaware on June 18, 1996 for the purpose of acquiring all the outstanding stock of Hertz Computer Corporation ("Hertz Computer") and Hergo Ergonomic Support

System, Inc. ("Hergo"), two New York corporations formed in 1982 and 1992 respectively, which are now wholly owned subsidiaries of the Company. The Company's Hertz Computer division custom designs, assembles and sells PCs and related technology and provides services under the "Hertz" name. The Company's Hergo division designs, manufactures and sells ergonomically engineered modular mounting and support structures, technical furniture and workstations ("Modular Systems") for PCs and related peripherals under the "Hergo" name.

Products and Service

      Hertz Customized Computers And Related Services. The Company designs and sells customized PCs and provides a broad range of related services, including system architecture design, consulting, installation, personnel training and customer support. PCs are assembled in a number of different configurations using standard component parts. Customization enables the Company to accommodate customer computer needs with respect to storage capacity, speed, price, applications, size, configuration and a range of other considerations that can be accommodated in whole or in part by the selection of appropriate components. Hertz PCs are currently being used to operate MRI machines, to provide voice mail services, for use in military radar systems and for use in shopping center kiosks.

      Most of the PCs sold by the Company are for use in a network configuration. The Company, as an additional service, will configure the network for the customer for which it will charge an additional hourly fee. The Company also provides its customers with continuing support and assistance in the maintenance and operation of Company purchased products.

      Hergo Modular Systems. The Company's Hergo division designs and manufactures and sells Modular Systems which serve to conserve space and help organize and facilitate the accessibility of all types of computer hardware, communication and electronic devices and other peripherals. Hergo systems are suitable for use in any size computer room or technical environment. The market for these Modular Systems was created in large part by the replacement of mainframe computers by multiple PCs. The Company was one of the first companies to provide a cohesive, functional and architecturally attractive racking system that vertically mounts and supports multiple computers, servers and related peripherals, such as printers, monitors, scanners and modems, used in tandem with each other, or in juxtaposition with each other and interconnected for networking functions.

      The Company has designed basic modular components in a variety of colors that in combination can be used to create limitless mounting and support structures. The components, made of a heavy-duty steel, are interchangeable so as to permit the user to easily add new equipment or reconfigure existing setups. The Modular Systems are suitable for a variety of applications including multiple LAN file servers and communication control centers, on trading floors, in testing laboratories, in training rooms, in multimedia, video and broadcast production centers and in manufacturing areas as well as for personal workstations.

      The basic charge by the Company for its Modular Systems does not include shipment or installation. The Company will ship the completed unit by common carrier at the customer's expense, or if the customer wishes the Company to install the unit, the Company will deliver the unit in a Company owned van and arrange for its installation at the customers premises. The charge for these additional services are usually determined on a percentage of the purchase price charged for the basic unit.

New Hergo Products

      The Hergo division has in the last several months developed prototypes or introduced on the market the following new products:

      o a line of height adjustable assembly workstations that feature an electric or manual hydraulic mechanism that enables an operator to quietly raise or lower his work surface and shelving system for better access, greater comfort and improved production

      o     a new line of welded-steel computer enclosures

      o a computer desk specifically designed for the small office home office ("SOHO") and the education markets

Manufacture and Assembly

      Computers are manufactured at the Company's new manufacturing facilities in New York City, at 75 Varick Street, which has a capacity to produce approximately 96 computers a day, an amount more than double the production capacity at the Company's former manufacturing facility which it vacated in December 1996. The Modular Systems are manufactured at the Company's Woodside, Queens facility.

         The Company gives limited warranty coverage for its computers and Modular Systems for varying time periods depending on several factors including the component parts affected, during which period the Company will repair or replace defective products or parts at no cost to the customer. Where product failure is the result of a defect in a component part, the Company is often covered through warranty agreements with its vendors. The net cost to the Company for its warranty service has not been significant to date.

Suppliers

      The Company stocks most of the component parts used both in the manufacture of its computers and in the manufacture of its Modular Systems. The cost of some components used in the computers, such as central processing units ("CPU's") and memory, can fluctuate from day to day or from one week to the next, and for this reason, the Company tries not stock these items for use over a long period of time. It generally seeks to purchase these price sensitive items within about two weeks advance of use. To date, the Company has not experienced any difficulty in receiving the needed items on short notice. Most of the component parts purchased by the Company in connection with the computers are obtained from a number of different sources. The Company believes that it is not dependent on any single source, as alternative sources are available. Most of the heavy duty steel components used in the Modular Systems are made by Hergo. The Company acquires its raw materials for these components from a number of different companies and believes that adequate alternative raw material sources are available if required.

Marketing and Sales

      The Customized Computer And Related Services. Sales to commercial customers are generally made by unsolicited telephone calls. Salespersons at the Company are trained to work with the caller and elicit his company's computer needs and work out the specifications of a computer which best satisfies its needs. In cases where a large potential sale is involved or where a sale is regarded as a significant entree into a new market or in other special situations, senior management may take an active role in sales negotiations which may also involve a visit or visits to the customer's premises. Government sales are made through competitive bidding in response to published specifications, invitations to bid or requests for proposals. The Company is an approved provider to New York State Office of General Services ("OGS") and to the Federal Government's General Services Administration ("GSA"), which monitors all US government procurement of computers and equipment.

      Computer sales and servicing revenues in the 1997 fiscal year were $6,860,000, down from $9,602,000 in the prior year. A significant part of this revenue loss was accounted for by the closing of the Company's Israel facility in 1997 because its operations had ceased to be profitable. Consequently, the total sales of computers to Israel in 1997 were $643,000, down from $1,925,000 in 1996. Another contributing factor to the reduction in 1997 computer sales was a sharp drop off in sales to federal state and city agencies or government affiliated organizations including hospitals and schools ("Government Entities"). Historically, a large portion of the Company's computers sales are made to Government Entities. This was true, but to a considerable lesser extent in 1997 when sales to Government Entities accounted for approximately 19% of the Company's Computers sales and 12% of its total sales as compared to 48% of the Company's computer sales and 36% of its total sales for the 1996 fiscal year. On the other hand, sales to commercial customers accounted for a higher percentage of Hertz Computer sales than in earlier years. Moreover, whereas in the past no commercial customer accounted for as much as 10% of total sales, in the 1997 fiscal year two commercial customers accounted for 17% and 15% respectively, of total Company sales.

      While the Company has historically concentrated its computer selling to state agencies, it has not made any significant sales to the Federal Government, though it has been accredited by it as an approved provider. The Company intends to focus more on this market in the current year. However, although the Company intends to expand its position in the governmental market (there being no assurance that it will be successful), it believes that such markets are generally more sensitive to budgetary constraints. The Company's principal sales focus remains on the commercial market and particularly on the Original Equipment Manufacturers (OEM) market where the gross margins are generally higher.

      The Company has exhibited its computers at trade shows and has, from time to time, circulated brochures and articles containing excerpts from favorable trade press reviews of one or more of its computers. Much of its computer business is repeat business, and the source of new customers has been largely by word of mouth and responses from favorable media product reviews. The Company's small sales staff is primarily occupied with taking and filling orders by telephone. The Company is now committed to recruiting a full time sales manager and developing a sales force that will actively solicit new business.

      "Hergo" Modular Systems. The Company constructed and sold Hergo Modular Systems to approximately 700 customers in the 1997 fiscal year. These customers included 15 to 20 of the largest and best known corporations in America. Companies of the size and stature of Citibank, N.A., AT&T, Dow Jones, IBM, Pitney Bowes, The Federal Reserve Bank, Hewlett Packard, The New York Times and Bear Sterns, all purchased Hergo Structural Support units in 1997. No single customer accounted for more than 10% of total Hergo sales in 1997. Sales are generated in large part through advertising. The Company also deals with resellers who act as intermediaries for the end user. Hergo products have recently been approved by the GSA and the Company has begun selling such products to the federal government. Hergo sales in fiscal 1997 increased by $1,100,000 or 43% over Hergo 1996 sales. While this increase in dollars was not as great as the dollar loss in 1997 revenues recorded by the Hertz Computer division, Hergo's profit margins are considerably higher than the margins realized by Hertz Computer and as a result the increase in Hergo profits was sufficient to offset the reduced profits of Hertz Computer.

      The Company has an advertising budget for its "Hergo" Modular Systems. For the 12 month period ended August 31, 1997, the Company spent approximately $268,000 on advertising the "Hergo" product line, primarily in trade publications and in the preparation and circulation of brochures. The Company currently maintains a staff of 9 Hergo sales and marketing people who are paid on a base salary plus commission.

Competition

      There are many companies selling computers that may be regarded as competitors of the Hertz Computer Division. Computers are sold directly to commercial and government entities by manufacturers such as IBM, Hewlett Packard and Compaq, by large retail outlets such as Comp USA and Staples, by mail order houses, electronic equipment catalogues and by assemblers and entities like the Company selling computers under their own names. Many of these companies have substantially greater financial, sales, marketing, technical and other competitive resources then those of the Company. As a result, these competitors may be able to devote greater resources than the Company to the sale and service of microcomputer products. Some of these companies, by themselves, have the economic power to control prices and the technical expertise to develop and bring to market, improved versions of existing products long before they become available to the Company. As an indication of the price competition that exists in the retail market Compaq has begun selling computers for below $1,000. The Company for its part has closed down its low margin business in Israel and is pursuing the sale of higher margin business both in computers and in the expansion of its Hergo product line. Many of the computers manufactured by the Company continue to receive favorable reviews in the trade press. Just recently, the Company's Pentium 200 Desktop PC was awarded Editors Choice by Computer Buyer's Guide (Summer 1997). The Company's senior management tries to keep abreast of changes in the computer technology market with respect to the claims and limitations of new component parts and accessories. In many cases they are able to combine this information with their intimate knowledge of their customers needs to fine tune their selection of component parts to produce computers which better suit the specific needs of their customers. The Company believes that management's knowledge of the market, the Company's 15 years in business and the favorable name recognition that the Hertz computer enjoys are factors that set the Company apart from many of its competitors. However, whatever advantage the Company enjoys from these factors can easily be lost if the Company's pricing and technical features of its products will not be able to compete with the prices and technology of comparable products from other suppliers.

      The business of providing functional, architecturally attractive Modular Systems specifically designed to mount, support and allow easy access to microcomputers and related equipment is a relatively new business. Nevertheless, there are a number of companies already in the business, some of whom are considerably larger and better established than the Company. Moreover, because of the attractive profit margins in the business and the absence of any serious barriers to entry, it is likely that a plethora of additional companies might soon enter the field.

Strategic Growth Plan

      The Company's strategic growth plan consists of strengthening both of its business lines by updating their respective physical facilities and equipment and then intensifying their respective marketing efforts. The first step in implementing this plan occurred in December 1997 when the Company moved its Hertz Computer manufacturing facilities and the Company's executive administration and sales departments from its Fifth Avenue offices to new and enlarged facilities at 75 Varick Street in lower Manhattan.

      With respect to the PC business, the Company remains committed to developing a sales force to enable it to expand its customer base and is intensifying its efforts to recruit an experienced marketing executive to develop and head a newly formed sales department. The Company believes it can enlarge its core business of office computers built to customer specifications by increasing its capacity to provide computer consulting and related services. Toward this end the Company is seeking to attract qualified consultants and/or to acquire consulting and service companies to provide these additional services. As described earlier in this report, the closing of the Company's Israeli facility in 1997 and a fall in PC sales to Government Entities resulted in an overall decline of 29% of PC revenues in the Company's 1997 fiscal year from that of the previous year. The Albany area contains a number of New York State agencies and one of the ways the Company has addressed its decline of government business has been to open an Albany office and staff it with two experienced sales and technical persons with the expressed purpose of providing a better and more readily accessible sales and service capability for the governmental offices in the Albany area.

      For the Hergo line, as indicated earlier, this division is introducing new and innovative products. It is also continuing to enlarge its customers base, having added in 1997 some new clients to its already impressive customers list. Hergo is now also selling to Government Entities that historically have been the mainstay of the Hertz Computer customer base. The Company believes that these sales will represent an early success in the Company's ongoing efforts to develop a cross marketing program between its Hertz Computer and Hergo divisions. The Company also has under consideration the possible acquisition of a sheet metal fabrication company to add to and supplement the manufacturing and sales capability of Hergo.

Intellectual Property Rights

      The Company seeks to protect its proprietary rights by obtaining non disclosure and confidentiality agreements from its employees and consultants. The Company has trademark registrations for "Hergo" and "Hergonized." It has applied for registration of the Hertz Computer name, but such registration has not been issued pending the outcome of a proceeding before the Trademark Trial and Appeal Board to partially cancel the registration of another party's mark cited by the Trademark Examiner as a conflicting mark. Neither of the two principal products of the Company enjoys patent protection.

Employees

      The Company employs 56 persons. In addition to five executives, eight persons are employed in administration and 12 in sales. Seven persons are employed in production by the computer division, and 24 in production by Hergo.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company currently occupies loft space on 75 Varick Street, consisting of 21,000 square feet for a six year period which began on September 1, 1996, at an annual rental of $161,871 a year. These facilities are used by the Company for its executive administrative and sales offices, and for manufacturing computers. The Company also leases an office in Albany for $14,225 a year under a lease expiring in June 1998, with an option exercisable by the Company to renew for an additional two years. The Company also leases an aggregate of 16,000 square feet in Woodside, Queens, New York for its Hergo manufacturing facility. The lease for this space, which ends on February 28, 2000, provides for an annual rent of approximately $100,000.

ITEM 3.  LEGAL PROCEEDINGS

      On or about August 9, 1995, Hertz Computer commenced an action against A.C. Purchasing Securities, Inc. And others in Federal Court in the Southern District, New York to collect approximately $140,000 for goods sold and delivered to defendant which was purchasing computers for resale to the Government of Israel. The defendants have counterclaimed, charging that Hertz Computer sold computers directly to the Government of Israel, thereby, tortuously interfering with defendants business arrangement with he Government of Israel. The Company believes that Hertz Computer has meritorious defenses to the counterclaim and that notwithstanding defendants large claim for damages, the maximum amount it could reasonably expect to recover if were successful in this suit would be the amount of the profits it was deprived of by reason of Plaintiff's allegedly tortious conduct.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      a) Market Information

            The Company's Common Stock is listed and trades on the Nasdaq Small Cap Market (Symbol: HERZ). The following table set forth, on a per share basis, the high and low prices for the Company's Common Stock for the first quarter of the Company's 1997 fiscal year after the initial public offering of the Company's Common Stock on November 12, 1996, and for the second, third and fourth quarters of its 1997 fiscal year.

                                                           Common Stock
                                                           ------------
                                                      High              Low
                                                      ----              ---

November 12, 1996 to November 30, 1996               $8.75             $7.50
December 1, 1996 to February 28, 1997                $6.38             $4.25
March 1, 1997 to May 31, 1997                        $8.25             $4.25
June 1, 1997 to August 31, 1997                      $5.25             $1.31

      On November 14, 1997 the closing sale price for the Common Stock on NASDAQ was $1.63.

      Effective November 6, 1997 the Company's Board of Directors authorized the Company to make open market purchases of its Common Stock of up to 250,000 shares during the following three months. As of the close of business on November 14, 1997 10,500 shares were repurchased by the Company at a total cost of $18,892.

b)    Holders

      The approximate number of record holders of the Company's Common Stock, as of November 12, 1997 was 14.

c)    Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any dividends in the foreseeable future.

d)    Use of Proceeds

      The Company registered Common Stock and Warrants in an initial public offering on Form SB-2 which because effective on November 12, 1996. After deducting $1,488,778 in expenses incurred in connection with the offering, an aggregate of $5,468,721 of net proceeds was realized by the Company. The use of these net proceeds was reported on Forms SR filed with the Securities and

      Exchange Commission on February 11, 1997 and on August 18, 1997. Updating these reports, as of November 1, 1997 the disposition of the proceeds was as follows:

         Construction of plant building and facilities              $  360,140
         Purchases and  installation of machinery and equipment     $  386,346
         Repayment of Indebtedness                                  $1,315,058
         S Corporation Distribution                                 $  688,034
         Marketing Plan                                             $  170,070
         To be used to fund marketing plan, acquire
         equipment, product development and working capital         $2,549,073

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Year Ended August 31, 1997 compared to Year Ended August 31, 1996

Net Income

Net income for the year ended August 31, 1997 was $573,000 compared to $540,000 for the year ended August 31, 1996, a 6% increase. Increases in net income during the year were attributed to the elimination of interest expense due to the repayment of Company loans from the proceeds of the initial public offering and increased interest income generated thereby.

Net Sales

The Company's net sales for the year ended August 31, 1997 were $10.5 million, compared to $12.1 million for the year ended August 31, 1996, a 13% decrease. The Company has sought to discourage low margin sales, and partly as a result, computer sales and servicing revenues in the 1997 fiscal year were $6,860,000 down from $9,602,000 in the prior year. A significant part of this revenue loss was accounted for by the closing of the Company's Israel facility in 1997 because its operations had ceased to be profitable. Consequently, the total sales of computers to Israel in 1997 were $643,000 down from $1,925,000 in 1996. Another contributing factor to the reduction in 1997 computer sales was a sharp drop off in sales to federal state and city agencies or government affiliated organizations including hospitals and schools ("Government Entities"). Historically, a large portion of the Company's computer sales are made to Government Entities. This was true, but to a considerable lesser extent in 1997 when sales to Government Entities accounted for approximately 19% of the Company's Computers sales and 12% of its total sales as compared to 48% of the Company's computer sales and 36% of it's total sales for the 1996 fiscal year. The Company expects this trend to continue, while it searches for more OEM, and Value Added Services that traditionally generate better margins. Hergo net sales increased 43% for the year over the prior year.

Gross Profit

Gross profit was $3.83 million (36% of net sales) for the year ended August 31, 1997, compared to $3.82 million (31% of net sales) for the previous year. Increased gross profit percentages were generated due to a favorable sales mix between Hertz and Hergo, which offset the reduction in sales for the year. Also impacting favorably on the gross profit percentages was the closing of the Hertz Israel division, which historically operated at a lower gross margin.

Selling General and Administrative Expenses

Selling, general and administrative expenses decreased slightly for the year ended August 31, 1997 as compared to the preceding year. For the year ended August 31, 1997 there were decreased expenses due to the reduction of operational expenditures in Hertz Israel brought about by the closing of the Israel subsidiary. Offsetting this were increased expenses related to the public corporate structure, increases in professional fees and increased advertising expenses. Additionally, expenses were incurred in connection with the relocation of the corporate offices and the computer production facility.

Other Income and Expenses

Other Expense increased by $60,200 due to a loss incurred in the sale of marketable securities of $102,000 that was offset, in part, by a special litigation reserve of $50,000 in the previous year. The reserve had been established in the year ended August 31, 1996 for the resolution of litigation, which was settled and paid in the current year.

The overall increase of interest, net of income expense increased, for the year, by $230,000. This increase was comprised of two components. Interest income increased by $188,000 for the year ended August 31, 1997 as compared to the preceding year. This increase is the result of interest income generated by funds from the public offering. Interest Expense decreased by $42,000 for the year due to the repayments of the Company's outstanding loans and lines of credits using the proceeds from the IPO.

Provision for Closing Costs of Hertz-Israel

During the year, the Company recorded a provision of $201,774 for the closing costs of Hertz-Israel. This represents a provision for write downs of property and equipment, goodwill and other closure related costs. The Company completed the closing of Hertz-Israel and the liquidation of its access by August 31, 1997.

Provision for Income Taxes

From September 1, 1996 through November 12, 1996 Hergo was classified as a subchapter "S" corporation and incurred no federal corporation tax. The tax provision from November 13, 1996 through August 31, 1997 was calculated at a blended rate between Hertz Computer as a "C" corporation for the full period and Hergo as a "C" corporation from November 13, 1996 through August 31, 1997. The tax provision for the year ended August 31, 1997 was $233,000 compared to $289,000 for the previous year was calculated with Hertz Computer as a "C" corporation and Hergo as a subchapter "S" corporation. As a result of management's decision to discontinue Hertz Israel's operations during the quarter ended February 28, 1997 the accumulated losses recorded for financial statement purposes will be recognized in the current year for tax purposes.

Liquidity and Capital Resources

During the current fiscal year ended August 31, 1997 the Company completed an IPO of common stock and warrants, which became effective November 12, 1996. The proceeds from the IPO net of underwriting commissions and expenses totaled $6,957,499. In completing its IPO, the Company incurred additional expenses of $1,488,778. As previously planned, the Company used $1,126,000 of the IPO proceeds to repay its lines of credit and an additional $189,000 in payment of other loans. Additionally, prior to the IPO, loans of $58,000 were repaid.

As of August 31, 1997 the Company has $3,897,000 in cash and marketable securities as compared to $276,000 in the prior year. The Company has no long-term debt.

For the year ended August 31, 1997, the Company generated a positive cash flow from operation of $686,000 as compared to $453,000 for the previous year. The positive cash flow was due to the reductions in inventory, accounts receivable and prepaid expenses offset in part by reductions in accounts payable and income taxes payable.

Net purchases of fixed assets for the year ended August 31, 1997 were $473,000 as compared to $113,000 for the previous year. The increase was largely due to expenditures related to the relocation of the corporate offices and computer production facility.

Concurrent with the effective date of the IPO, as described above, Hergo's status has been changed from a subchapter "S" corporation for federal income tax purposes, to a "C" corporation. In connection with this change Hergo has made subchapter "S" cumulative distributions of $688,000.

New Accounting Standards

      The Company will adopt SFAS No. 128, "Earning Per Share" during fiscal 1998 as required. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of basic EPS. The pro forma effect of this statement for the year ended August 31, 1997 is immaterial. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts

         Forward Looking Statements

      Certain statements under the caption "Management's Discussion and Analysis" and elsewhere in this Form 10-K and in the letter of the Chairman, President and Chief Executive Officer in the Company's Annual Report to Stockholders, constitute "forward looking statements" within the meaning of
Section 21E of the Securities and Exchange Act of 1934. Words "believe", "expect" "future" "intend" "plan" and similar expressions as they relate to the Company or the Company's management identify forward looking statements. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions, competition, success of new product development, effect of advertising and promotional efforts, brand awareness, the existence of or adherence to development schedules, continued patronage by existing customers, the ability to attract qualified managerial personnel, the existence or absence of adverse publicity, changes in business strategy or development plans, quality of management and terms and deployment of capital, business abilities and judgment of personnel and success in acquiring businesses.

ITEM  7. FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Hertz Technology Group, Inc.:

We have audited the accompanying consolidated balance sheets of Hertz Technology Group, Inc. (a New York corporation) and Subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hertz Computers Information System (1985) Ltd. ("Hertz-Israel"), which statements reflect total assets and revenues of 19% and 15%, respectively, in 1996 of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Hertz Technology Group, Inc. and Subsidiaries as of August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

New York, New York
October 31, 1997

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                            AUGUST 31, 1997 AND 1996


                        ASSETS                             1997         1996
                        ------                          ----------  ----------

CURRENT ASSETS:

    Cash                                                $  326,121  $  275,529
    Marketable securities                                3,570,799        --
    Accounts receivable, less allowance for              1,185,258   1,756,454
       doubtful accounts of $151,818 in 1997 and
       $123,869 in 1996
    Inventories, net                                       997,766     999,273
    Prepaid expenses and other current assets              192,219     482,440
                                                        ----------  ----------
            Total current assets                         6,272,163   3,513,696

PROPERTY AND EQUIPMENT, net                                617,501     231,422

GOODWILL, net                                                 --        39,604

OTHER ASSETS                                               100,387      28,612
                                                        ----------  ----------
            Total assets                                $6,990,051  $3,813,334
                                                        ==========  ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                    $  179,289  $  122,973
    Notes payable                                             --     1,126,372
    Accrued expenses - other current payables              163,389     770,598
    Income taxes payable                                      --       247,327
    Distribution payable to stockholders                      --       390,648
    Note payable to stockholder                               --       246,686
                                                        ----------  ----------
                                                           342,678   2,904,604
                                                        ----------  ----------

NONCURRENT LIABILITIES:
    Notes payable to banks and others                       12,573      17,962
                                                        ----------  ----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value: 25,000,000 shares
       authorized, 3,165,000 shares issued and
       outstanding as of August 31, 1997 and
       1,900,000 as of August 31, 1996                       3,165       1,900
    Additional paid-in capital                           5,591,556     124,100
    Retained earnings                                    1,040,079     764,768
                                                        ----------  ----------
            Total stockholders' equity                   6,634,800     890,768
                                                        ----------  ----------
            Total liabilities and stockholders' equity  $6,990,051  $3,813,334
                                                        ==========  ==========

      The accompanying notes are an integral part of these balance sheets.

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED AUGUST 31, 1997 AND 1996



                                                      1997              1996
                                                  ------------    ------------

NET SALES                                         $ 10,508,193    $ 12,159,534

COST OF GOODS SOLD                                   6,680,139       8,336,963
                                                  ------------    ------------
            Gross profit                             3,828,054       3,822,571

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:        2,790,025       2,791,325
    Provision for closing costs of Hertz Israel        201,774            --
                                                  ------------    ------------
                                                     2,991,799       2,791,325
                                                  ------------    ------------
            Operating income                           836,255       1,031,246

OTHER INCOME (EXPENSE):
    Other income (expense), net                        (98,307)        (38,088)
    Interest, net for interest expense of
       $122,069 for 1997 and  interest
       income of $4,175 for 1996                        67,443        (163,327)
                                                  ------------    ------------
            Income before provision for                805,391         829,831
              income taxes

PROVISION FOR INCOME TAXES                             232,692         289,381
                                                  ------------    ------------
            Net income                            $    572,699    $    540,450
                                                  ============    ============

NET INCOME PER SHARE                              $       0.20    $       --
                                                  ============    ============

HISTORICAL INCOME BEFORE PROVISION FOR            $    805,391    $    829,831
    INCOME TAXES

UNAUDITED PRO FORMA PROVISION FOR INCOME TAXES         316,031         478,294
                                                  ------------    ------------
            Pro forma net income                  $    489,360    $    351,537
                                                  ============    ============

PRO FORMA NET INCOME PER SHARE                    $       0.17    $       0.19
                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                               2,919,411       1,900,000
                                                  ============    ============

SUPPLEMENTARY NET INCOME PER SHARE                $       0.17    $       0.20
                                                  ============    ============

        The accompanying notes are an integral part of these statements.

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED AUGUST 31, 1997 AND 1996

                                                    Additional
                                       Common         Paid-in       Retained
                                        Stock         Capital       Earnings        Total
                                     -----------    -----------    -----------    ---------
BALANCE, August 31, 1995             $     1,900   $   124,100   $   614,966    $   740,966

    Net income                              --            --         540,450        540,450

    S corporation distributions
      to stockholders                       --            --        (390,648)      (390,648)
                                     -----------   -----------   -----------    -----------

BALANCE, August 31, 1996                   1,900       124,100       764,768        890,768

    Net income                              --            --         572,699        572,699

    Issuance of common stock and
      warrants in  connection with
      initial public offering, net
      of expenses of $1,488,778            1,265     5,467,456          --        5,468,721

    S corporation distributions
      to stockholders                       --            --        (297,388)      (297,388)
                                     -----------   -----------   -----------    -----------

BALANCE, August 31, 1997             $     3,165   $ 5,591,556   $ 1,040,079    $ 6,634,800
                                     ===========   ===========   ===========    ===========

        The accompanying notes are an integral part of these statements.

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED AUGUST 31, 1997 AND 1996



                                                          1997           1996
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   572,699    $   540,450
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization                      152,604        103,413
      Bad debt expense                                    27,949        101,869
      Changes in operating assets and liabilities-
          Accounts receivable                            543,247         73,525
          Inventories                                      1,507        (41,064)
          Due from related parties                          --           17,276
          Prepaid expenses and other assets              290,221       (435,733)
          Other assets                                   (71,775)          --
          Accounts payable and accrued expenses         (550,893)      (144,929)
          Income taxes payable                          (247,327)       235,950
          Other liabilities                               (5,389)         2,345
                                                     -----------    -----------
             Net cash provided by operating
                activities                               712,843        453,102
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment               (499,079)      (112,818)
  Purchase of marketable securities                   (3,570,799)          --
                                                     -----------    -----------
             Net cash used in investing
                activities                            (4,069,878)      (112,818)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under notes payable
    to banks                                                --          (29,012)
  Borrowings under notes payable to banks             (1,126,372)       117,240
  Proceeds from issuance of common stock
    and warrants, net of underwriting expense
    and registration costs                             5,468,721           --
  Payments under note payable to stockholder            (246,686)      (274,912)
  Sub S distribution to stockholder                     (688,036)          --
                                                     -----------    -----------
             Net cash provided by (used
                in) financing activities               3,407,627       (186,684)
                                                     -----------    -----------
             Net increase in cash                         50,592        153,600

CASH, beginning of year                                  275,529        121,929
                                                     -----------    -----------

CASH, end of year                                    $   326,121    $   275,529
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $    21,683    $   109,554
  Income taxes paid                                      523,650         93,974

        The accompanying notes are an integral part of these statements.

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 1997 AND 1996


1.  COMPANY BACKGROUND AND
    SIGNIFICANT ACCOUNTING POLICIES

Recapitalization

The Hertz Technology Group, Inc. (the "Company") was formed on June 18, 1996. Effective November 12, 1996, on the date of the initial public offering ("IPO") (Note 11), Hertz Computer Corporation ("Hertz Computer") and Hergo Ergonomic Support Systems, Inc. ("Hergo"), two entities under common control, were acquired by the Company (which is owned by the same shareholders) and became wholly owned subsidiaries. Accordingly, the financial statements are presented as consolidated. Hertz Computer owns 100% of Hertz Computers Information System
(1985) Ltd. ("Hertz-Israel"). During fiscal 1997, Hertz Israel ceased operations. At August 31, 1997, all balances were immaterial to the consolidated totals.

Nature of Business

Hertz Computer and Hergo are both located in New York City. Hertz Computer assembles and sells personal computers in the United States primarily within the New York Metropolitan area and also exports to customers in Israel. Hergo manufactures and sells space saving modular racks and technical furniture to help organize all types of computer hardware, communication and electronic equipment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Hertz Computer and Hergo. All intercompany transactions have been eliminated in consolidation.

Marketable Securities

The Company's marketable securities are comprised of equity and debt securities, all classified as trading securities, which are carried at their fair value based upon quoted market prices of those investments at August 31, 1997. Accordingly, net realized and unrealized gains and losses are included in net earnings. For the year ended August 31, 1997, these amounts were immaterial.

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

Inventories as of August 31, consist of:

                                           1997                1996
                                         --------            --------

               Components                $424,544            $437,322
               Raw materials               80,453              61,822
               Work in process             25,742              82,161
               Finished goods             467,027             417,968
                                         --------            --------
                                         $997,766            $999,273
                                         ========            ========

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed under the straight-line method over estimated useful lives ranging from 5 to 10 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

In 1996, the Company, as required, adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable assets and goodwill, and requires, among other things, that assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. The adoption of SFAS 121 did not have a material effect on the Company.

Goodwill

Goodwill, which arose in 1991 in connection with the acquisition of Hertz-Israel, is amortized on a straight-line basis over a period of 10 years. During the second quarter of 1997, the goodwill was written off in connection with the closing of Hertz Israel.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires accounting for deferred income taxes under the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Prior to the Company's IPO, Hergo, with the consent of its stockholders, elected to be treated as an S corporation for federal and state tax purposes, which provides that, in lieu of Hergo paying income taxes, the stockholders separately account for their pro rata shares of Hergo's items of income, deductions, losses, and credits. As such, prior to the IPO, Hergo did not incur federal income tax expense, although it does incur state and local tax expense. Effective November 12, 1996, the date of the Company's IPO, Hergo's S corporation status was terminated and, effective November 13, 1996, Hergo is a C corporation which is subject to federal income tax expense. Hertz Computer is a C corporation which incurs federal, state and local income tax expense.

Net Income Per Share

Net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were included in the calculation to the effect they are dilutive.

The Company will adopt SFAS No. 128, "Earnings Per Share" during fiscal 1998 as required. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of basic EPS. The pro forma effect of this statement for the year ended August 31, 1997 is immaterial. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

Pro Forma Net Income Per Share

Pro forma net income per share is calculated as if Hergo was a C corporation for tax filing purposes during the years ended August 31, 1997 and 1996. As such, an effective tax rate of 42% and 46% was used in calculating Hergo's pro forma net income tax provision, for 1997 and 1996, respectively.

Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period as if the Company were recapitalized on September 1, 1997 and 1996.

Supplementary Net Income Per Share

Supplementary net income per share is calculated for the years ended August 31, 1997 and 1996. For August 31, 1997 and 1996, respectively, supplementary net income per share is computed as if $1,126,372 and $246,686 of interest-bearing debt obligations were repaid from the net proceeds of the IPO as of September 1, 1996 and 1995, respectively, and assuming that (i) 274,612 of common shares were issued as of September 1, 1996 and 1995, respectively, to repay the interest-bearing debt obligations; (ii) $27,253 and $90,451 of interest expense, net of income tax expense, were eliminated as a result of such payment for the twelve months ended August 31, 1997 and 1996, respectively.

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

Stock Option Plan

In August 1996, the Company adopted its 1996 Stock Option Plan ("Option Plan") (see Note 12 for further description). The Company's policy is to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

The Company does not intend to adopt the measurement requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" for stock option grants to employees and, accordingly, the Company will be required to disclose the pro forma net income and per share amounts in the notes to the financial statements using the fair value based method. As of August 31, 1997, there were no stock options granted.

2.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at August 31:

                                                           1997          1996
                                                        ---------     ---------

     Furniture, fixtures and equipment                  $ 237,697     $ 111,700
     Warehouse equipment                                  149,391        96,961
     Leasehold improvements                               388,818        64,503
     Vehicles                                              74,431       158,829
                                                        ---------     ---------
                                                          850,337       431,993
     Less- Accumulated depreciation and
           amortization                                  (232,836)     (200,571)
                                                        ---------     ---------
                   Property and equipment, net          $ 617,501     $ 231,422
                                                        =========     =========

3.  NOTES PAYABLE TO BANKS

Line of Credit

In June 1995, Hertz Computer entered into a Revolving Line of Credit ("Agreement") with a bank ("Bank") under which the Company could borrow up to $1,000,000 with interest accruing on any outstanding balance at the base rate of the Bank, plus 1% (effective rate at August 31, 1996 was 9.25%). Repayment of the borrowings was secured by a general security interest in substantially all personal property of the Company and was personally guaranteed by the stockholders. As of August 31, 1996, the balance outstanding under this Agreement was $895,000. During the fiscal year ended August 31, 1997, the total borrowed on the line of credit was repaid and the Agreement was terminated.

In February 1996, Hertz-Israel entered into a line of credit agreement with a bank for $300,000 with an interest rate equal to the six-month LIBOR rate plus 1.25% (effective rate at August 31, 1996 was 7.02%) which is effective through March 9, 1997. Two short-term loans totaling $206,168 at August 31, 1996 were outstanding against this line of credit. These loans were originally due on September 9, 1996, but were extended six months and were due on March 9, 1997. The interest rate for the extension period is the six-month LIBOR rate plus 1.0%. As of August 31, 1997, all amounts under the line of credit were repaid in full.

4.  RELATED PARTY TRANSACTIONS

Notes Payable to Stockholder - Short-Term

Hertz Technology Group had two notes payable at 9.25%, due on demand to two stockholders in the amount of $211,966 and $34,720, respectively. The notes were collateralized by the Company's assets and subordinated to the notes payable to bank described in Note 3. During fiscal 1997, the loans were repaid in full. Interest expense for both notes for the years ended August 31, 1997 and 1996 was $3,745 and $36,369, respectively.

5.  LIFE INSURANCE

Hertz Computer is the beneficiary of a life insurance policy in the amount of $1,000,000 on the life of an officer of Hertz Computer. The policy's related cash surrender value is included in other assets in the accompanying consolidated balance sheets and amounted to $31,893 and $29,034 as of August 31, 1997 and 1996, respectively.

6.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently occupies loft space on 75 Varick Street, consisting of 21,000 square feet, for a six-year period which began on September 1, 1996, at an annual rental of $161,871. These facilities are used by the Company for its executive administrative and sales offices and for manufacturing computers. The Company also leases an office in Albany for $14,225 a year under a lease expiring in June 1998, with an option exercisable by the Company to renew for an additional two years. The Company also leases an aggregate of 16,000 square feet in Woodside, Queens, New York for its Hergo manufacturing facility. The lease for this space, which ends on February 28, 2000, provides for an annual rent of approximately $100,000.

The future minimum lease payments of all operating leases as of August 31, 1997 for the Company are as follows:

                          Fiscal year:
                              1998                           $    283,706
                              1999                                265,923
                              2000                                213,789
                              2001                                161,871
                              2002                                 53,952
                                                             ------------
                                                             $    979,241
                                                             ============

Total rent expense related to the Company's premises for the years ended August 31, 1997 and 1996 was $232,338 and $213,361, respectively.

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

7.  PROFIT SHARING PLAN

Hertz Computer has a profit sharing plan covering all eligible employees. For the years ended August 31, 1997 and 1996, the Company did not contribute to this plan.

8.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant component primarily relates to the allowances for doubtful accounts. Included in prepaid expenses and other current assets at August 31, 1997 and 1996 are a deferred tax asset balance of $56,793 and $54,800, respectively.

Historical income tax expense consists of the following:

                                                     1997                1996
                                                  ---------           ---------
             Current:
                 Federal                          $ 118,688           $ 169,624
                 State and local                    115,997             161,265
                                                  ---------           ---------
                       Subtotal                     234,685             330,889
                                                  ---------           ---------

             Deferred:
                 Federal                             (1,016)            (21,682)
                 State and local                       (977)            (19,826)
                                                  ---------           ---------
                       Subtotal                      (1,993)            (41,508)
                                                  ---------           ---------
                       Total                      $ 232,692           $ 289,381
                                                  =========           =========

A reconciliation between the federal tax rate (34%) and the historical effective tax rate for the years ended August 31, 1997 and 1996 is as follows:

                                                               1997        1996
                                                               ----        ----

       Statutory federal income tax rate                        34%         34%
       State and local taxes, net of federal benefit            10          11
       Hertz-Israel bad debt                                   (10)          8
       S Corporation (benefit) provision                        (8)        (19)
       Other                                                     2           1
                                                               ---         ---
                 Effective tax rate                            28%         35%
                                                               ===         ===

9.  SEGMENT OPERATIONS

The operating results of significant segments of the consolidated company at August 31, 1997 are as follows:

                                   Hertz           Hertz         Hertz-
                                 Technology       Computer      Israel         Hergo      Consolidated
                                 ----------       --------      ------         -----      ------------
Sales (unaffiliated)            $      --      $ 6,216,529   $   643,510    $ 3,648,154   $10,508,193

Inventory transfers from/(to)          --          332,128      (335,628)         3,500          --

Gross profit                           --        1,550,489        48,317      2,229,248     3,828,054

Operating income                   (198,793)       286,460      (169,643)       918,231       836,255

Assets                            3,572,857      2,155,590        11,050      1,250,554     6,990,051

The operating results of significant segments of the consolidated company at August 31, 1996 are as follows:

                                    Hertz        Hertz-
                                  Computer       Israel         Hergo      Consolidated
                                  --------       ------         -----      ------------
Sales (unaffiliated)            $ 7,676,989   $ 1,925,654    $ 2,556,891   $12,159,534

Inventory transfers from/(to)       781,288      (794,821)        13,533          --

Gross profit                      1,979,234       340,018      1,503,319     3,822,571

Operating income                    514,125       (98,284)       615,405     1,031,246

Assets                            2,155,602       715,131        942,601     3,813,334

10.  GEOGRAPHIC AND CUSTOMER CONCENTRATION

The Company has a concentration of its sales in the New York Metropolitan area of approximately 72% and 69% for the years ended August 31, 1997 and 1996, respectively. Approximately 12% and 36% for the years ended August 31, 1997 and 1996, respectively, of its sales were to federal, state and city agencies or government-affiliated organizations, including hospitals and schools.

In addition, the Company had sales of approximately 17% and 15% to two individual customers.

11.  INITIAL PUBLIC OFFERING

On November 12, 1996, the Company registered 1,100,000 units, each unit consisting of one share of common stock, $.001 par value per share and two Class A warrants at an IPO price of $5.50 per unit. The warrants are exercisable one year from the effective date of the IPO and each warrant is convertible into one share of common stock at a price of $5.50. Shortly thereafter, in November 1996, the underwriter of the IPO exercised its over-allotment option to purchase 165,000 units from the Company (165,000 shares and 330,000 warrants) at $5.50 per unit. The Company realized proceeds from the sale of common stock and warrants of $5,468,721 net of commissions and offering expenses of $1,488,778. To date no warrants have been exercised.

In November 1996, the Company utilized the proceeds from the IPO to pay approximately $245,000 of notes payable to the current stockholders and the entire balance of $895,000 of the current revolving credit line with the Bank as of that date.

12.  STOCK OPTION PLAN

On August 7, 1996, in order to attract and retain persons necessary for the success of the Company, the Company adopted its 1996 Stock Option Plan ("Option Plan") covering up to 750,000 of its shares of its common stock ("Shares"), pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or nonincentive stock options. The Option Plan, which expires on August 6, 2006, will be administered by the Company's Board of Directors or a committee designated by such group. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Incentive stock options granted under the Option Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Shares on the date of the grant, except that the term of an incentive stock option granted under the Option Plan to a shareholder owning more than 10% of the outstanding Shares may not exceed five years and its exercise price may not be less than 110% of the Fair market value of the Shares on the date of the grant. As of August 31, 1997, no options have been granted under the Option Plan.

13.  DISCRETIONARY SHARE BONUS AWARDS

The Company has reserved 100,000 shares for issuance to employees as a reward for past performance or as an incentive for future performance. The determination of the persons to receive Share Bonus Awards, the amount of shares for each recipient and the time of vesting shall be determined by the Board of Directors or by a committee to be designated by the Board of Directors. Shares may be awarded with immediate vesting or with deferred vesting. No share awards have been made as of August 31, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         None
                                    PART III

      Item 9 through 12 inclusive are omitted per General Instruction E. The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended August 31, 1997.

ITEM  13. EXHIBITS, AND REPORTS ON FORM 8K

      Unless otherwise indicated, the following exhibits are incorporated by reference from the Company's Registration Statement on Form SB-2 (SEC File Number 333-9783 referencing the exhibit number used in such Registration Statement).

3.1A  Certificate of Incorporation of the Company

3.1B  Certificate of Amendment of Certificate of Incorporation of the Company

3.2   By-Laws of the Company

4.1   Specimen Stock Certificate

4.2   Form of Redeemable Warrant

4.3   Underwriter's Purchase Option

4.4   Warrant Agreement

10.1  1996 Stock Option Plan

10.2  Form of Employment Agreement between the Company and Eli E. Hertz

10.3  Form of Employment Agreement between the Company and I. Marilyn Hertz

10.7 Agreement of Lease between Simon Trakinski and William Trakinski and Hergo Ergonomic Support Systems, Inc. For 26-58 Borough Place, Woodside, NY 11377.

10.8 Agreement of Lease between Simon Trakinski and William Trakinski and Hergo Ergonomic Support Systems, Inc. For 60-01 27th Avenue, Woodside, NY.

10.9 Agreement of Lease between The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Hertz Computer Corporation for 75 Varick Street.

21    Subsidiaries of the Registrant.

23.   Consent of Shlomo Ziv & Co. Certified Public Accountants*

27.1  Financial Data Schedule*

*Filed herewith

(b) No Reports on Form 8-K have been filed during the last quarter covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the "Exchange Act" the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Hertz Technology Group Inc.


                                    By: /s/ Eli E. Hertz
                                        ------------------------------
                                        Eli E. Hertz
                                        Chairman, President and Chief
                                        Executive Officer

Date:  November 21, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                  Date             Title


/s/ Eli E. Hertz
-------------------------      11/21/97              Chairman, President and
Eli E. Hertz                                         Chief Executive Officer


/s/ I. Marilyn Hertz
-------------------------      11/21/97              Vice Chairperson and
I. Marilyn Hertz                                     Director


/s/ Barry J. Goldsammler
-------------------------      11/21/97              Senior Vice President
Barry J. Goldsammler                                 Chief Financial and
                                                     Accounting Officer and
                                                     Director


/s/ Beryl Ackerman
-----------------------        11/21/97              Director
Beryl Ackerman



/s/ Bruce Borner
-----------------------        11/21/97              Director
Bruce Borner