Form 10QSB
period 1997-11-30
HERTZ TECHNOLOGY GROUP INC
filed 1998-01-13
CIK 1020726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended November 30, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1939

            For the transition period from ___________ to ___________

                         Commission File Number: 0-21679

                          HERTZ TECHNOLOGY GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                 13-3896069
------------------------------               ----------------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                identification number)

75 Varick Street                                        10013
---------------------------------------      -----------------------------
(Address of principal executive offices)              (Zip Code)

                                  212-634-4000
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes   [X]                  No    [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

January 13, 1998

Common Stock, par value
$.001 per share                            3,154,500
-------------------------            ----------------------
         Class                         Shares Outstanding

                          HERTZ TECHNOLOGY GROUP, INC.

                                NOVEMBER 30, 1997

                                      INDEX

                                                                            Page
                                                                            ----

PART I.          Financial Information

  Item 1.        Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 November 30, 1997 and August 31, 1997                        3

                 Condensed Consolidated Statements of
                 Operations for the three months ended
                 November 30, 1997 and November 30, 1996                      4

                 Condensed Consolidated Statements of Cash
                 Flows for the three months ended
                 November 30, 1997 and November 30, 1996                      5

                 Notes to Financial Statements                                6

  Item 2.        Management's discussion and analysis
                 of financial condition and results of
                 operations for the three months
                 ended November 30, 1997                                      8

PART II.         Other Information

  Item 5.        Other Information                                           11

  Item 6.        a - Exhibit Index                                           11
                 b - Reports on FORM 8-K

SIGNATURES                                                                   12

                                     PART I
                              FINANCIAL INFORMATION

                          HERTZ TECHNOLOGY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                  NOVEMBER 30,  AUGUST 31,
                                                                  ------------  ----------
                                                                      1997        1997
                                                                      ----        ----
                                                                   Unaudited     Audited
                                                                   ---------     -------
CURRENT ASSETS:
    Cash                                                          $   786,956     326,121
    Marketable securities                                           2,980,445   3,570,799
    Accounts receivable, less allowance for
       doubtful accounts of $161,818 and $151,818 respectively      1,314,213   1,185,258
    Inventories, net                                                  863,741     997,766
    Prepaid expenses and other current assets                         297,484     192,219
                                                                  -----------------------
             Total current assets                                   6,242,838   6,272,163
                                                                  -----------------------

PROPERTY AND EQUIPMENT, net                                           770,164     617,501
                                                                  -----------------------

OTHER ASSETS                                                          108,552     100,387
                                                                  -----------------------
             Total assets                                         $ 7,121,554   6,990,051
                                                                  =======================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                 NOVEMBER 30,  AUGUST 31,
                                                                 ------------  ----------
                                                                     1997         1997
                                                                     ----         ----
CURRENT LIABILITIES:
    Accounts payable                                              $   432,300     179,289
    Accrued expenses - other current payables                           5,366     163,389
                                                                  -----------------------
             Total current liabilities                                437,666     342,678
                                                                  -----------------------

NONCURRENT LIABILITIES:
    Notes payable to banks and others                                  11,226      12,573
                                                                  -----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value: 25,000,000 shares authorized
       3,165,000 shares issued and 3,154,500 shares outstanding
       as of November 30, 1997                                          3,154       3,165
    Additional paid-in capital                                      5,591,567   5,591,556
    Treasury Stock, 10,500 shares at cost                             (18,047)
    Retained earnings                                               1,095,988   1,040,079
                                                                  -----------------------
             Total stockholders' equity                             6,672,662   6,634,800
                                                                  -----------------------
             Total liabilities and stockholders' equity           $ 7,121,554   6,990,051
                                                                  =======================

  The accompanying notes are an integral part of these condensed balance sheets

                          HERTZ TECHNOLOGY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         THREE MONTHS AND TWELVE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                              NOVEMBER 30,
                                                              ------------

                                                           1997         1996
                                                        ----------  -----------

NET SALES                                               $1,799,712  $ 2,947,342

COST OF GOODS SOLD                                       1,099,576    1,912,575
                                                        ----------  -----------

             Gross Profit                                  700,136    1,034,767

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               654,936      670,386
                                                        ----------  -----------
             Operating income                               45,200      364,381

OTHER INCOME (EXPENSE):
    Other income (expense), net                              1,155
    Interest, net for interest expense of $263
      for 1997 and interest income of $497 for 1996         57,648      (38,767)
                                                        ----------  -----------
             Income before provision for income taxes      104,003      325,614

PROVISION FOR INCOME TAXES                                  48,093       62,465
                                                        ----------  -----------

             Net income                                 $   55,910  $   263,149
                                                        ==========  ===========


NET INCOME PER SHARE                                    $     0.02  $      0.20
                                                        ==========  ===========

HISTORICAL INCOME BEFORE PROVISION FOR INCOME TAXES                 $   325,614

UNAUDITED PROFORMA PROVISION FOR INCOME TAXES                           164,542
                                                                    -----------


PRO FORMA NET INCOME                                                $   161,072
                                                                    ===========

PRO FORMA NET INCOME PER SHARE                                      $      0.07
                                                                    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                              3,163,440    2,150,220
                                                        ==========  ===========

The accompanying notes are an integral part of these condensed statements.

                          HERTZ TECHNOLOGY GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                  THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                        NOVEMBER 30,
                                                                        ------------

                                                                     1997        1996
                                                                  ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $  55,910   $   263,149
    Adjustments to reconcile net income to net cash
     provided by activities-
      Depreciation and amortization                                  21,661        17,877
      Bad debt expense                                               10,000
      Changes in operating assets and liabilities-
        Accounts receivable                                        (138,955)      (85,490)
        Inventories                                                 134,025      (117,681)
        Due from related parties
        Prepaid expenses and other current assets                  (111,514)      304,079
        Other assets                                                 (8,165)      (21,913)
        Accounts payable and accrued expenses                       101,237        55,582
        Income taxes payable                                                     (159,535)
        Capital lease                                                (1,347)
        Other liabilities
                                                                  ---------   -----------
             Net cash provided by operating activities               62,852       256,068
                                                                  ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property and equipment                        (174,324)     (297,750)
    Sale of Marketable Securities                                   590,354
                                                                  ---------   -----------
             Net cash used in investment activities                 416,031      (297,750)
                                                                  ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under notes payable to banks                               (23,703)
    Purchase of treasury stock, 10,500 at $1.71875                  (18,047)
    Repayment of credit line to a bank                                           (895,000)
    Proceeds from issuance of common stock and
     warrants, net of underwriting expense                                      6,053,025
    Payments of registration costs of common stocks and warrants                 (553,804)
    Net (repayments) under note payable to stockholder                           (242,941)
                                                                  ---------   -----------
             Net cash  provided by financing activities             (18,047)    4,337,577
                                                                  ---------   -----------
             Net increase in cash and cash equivalents              460,835     4,295,895

CASH and cash equivalents, beginning of period                      326,121       275,529
                                                                  ---------   -----------

CASH and cash equivalents, end of period                          $ 786,956   $ 4,571,424
                                                                  =========   ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                 $           $    28,812
    Income taxes paid                                             $  59,370   $   222,000

   The accompanying notes are an integral part of these condensed statements.

                          HERTZ TECHNOLOGY GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                November 30, 1997


1. BASIS OF PRESENTATION AND OPERATIONS

   The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Operating results for the three-month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Hertz Technology Group, Inc. ("Hertz" or the "Company") audited financial statements for the year ended at August 31, 1997.

   Income Taxes

   Hergo, with the consent of its stockholders, elected to be treated as an S Corporation for federal and state tax purposes, which provides that, in lieu of Hergo paying income taxes, the stockholders separately account for their pro rata shares of Hergo's items of income, deductions, losses and credits. Effective November 12, 1996, the date of the Company's IPO, Hergo's S Corporation status was terminated and effective November 13, 1996 Hergo became a C Corporation. As such, Hergo did not incur federal income tax expense prior to November 13, 1996, although it did incur state and local tax expense for the September 1, 1996 through November 12, 1996 period. Immediately subsequent to this date, Hergo incurred federal income tax expense. Hertz Computer is a C corporation which incurs federal, state and local income tax expense.

Pro Forma Net Income

   Pro forma net income is calculated as if Hergo were a C corporation for tax filing purposes during the three-month period ended November 30, 1996. As such, an effective tax rate of approximately 46% was used in calculating Hergo's pro forma income tax provision for this period. The Company has included the effect of the warrants as if they were exercised in the calculation for pro forma net income per share.

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

On November 12, 1996, the Company registered 1,100,000 units, each unit consisting of one share of common stock, $.001 par value per share and two Class A warrants at an IPO price of $5.50 per unit. The warrants are exercisable for a four-year period commencing one year from the effective date of the IPO at a price of $5.50. On November 18, 1996, the underwriter of the IPO exercised its over-allotment option to purchase 165,000 units from the Company (165,000 shares and 330,000 warrants) at $5.50 per unit. The Company realized proceeds from the sale of the units of $5,483,721 net of commissions and offering expenses of $1,473,778. Upon realizing these proceeds, the Company repaid $1,126,000, $246,686 and $688,000, respectively, relating to its credit line to a bank, note payables to shareholders and its distribution payable to shareholders related to the retained S Corporation earnings in Hergo.

3. EARNINGS PER SHARE

   The Company will adopt SFAS No. 128, "Earning Per Share" during fiscal 1998. This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required primary EPS with a presentation of basic EPS. The pro forma effect of this statement for the three-month period ended November 30, 1997 is immaterial. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

4. SUBSEQUENT EVENTS

   On December 5, 1997, a wholly-owned subsidiary of Hertz Technology Group, Inc. (The "Buyer") acquired substantially all of the assets and business of Landau Metal Products Corp., a company engaged in the of sheet metal fabrication in Long Island City, New York ("Landau"). The aggregate consideration paid to Landau was $660,000 in cash and a promissory note in the principal amount of $380,000, payable over a three-year period. The principal officer and sole stockholder of Landau was employed effective as of the closing by the Buyer for five years at a fixed annual salary with additional incentive compensation if sales of the new company exceed certain prescribed amounts.

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

Three Months Ended November 30, 1997 Compared to Three Months Ended November 30, 1996

Revenues

Company sales for the three months ended November 30, 1997, were $1.80 million, compared to $2.95 million for the period ended November 30, 1996, a 39% decrease. Sales were impacted by several factors including the elimination of the Hertz Israel division in February 1997, the reduction in sales from a customer who had made substantial purchases for the comparable quarter ended November 30, 1996 and intense price competition in the PC market, which is continuing. During the three months ended November 30, 1997, an office was established in Albany to better promote and service Hertz Computer clients in both the Government and corporate areas. Additionally, the State of New York has recently approved the addition of most Hergo products to be included in the Hertz Computer state contract.

Hergo maintained it's sales from the previous year and concentrated on efforts during the quarter to increase capacity, efficiency , product diversity and market share. Towards this end Hertz Technology Group purchased on December 5, 1997, substantially all the assets of a machine shop known as Landau Metal Products and established a new division called Lan Metal Products. The purchase resulted in increased machinery needed for expansion, increased manufacturing space, and a potential for increased sales from the new division. Additionally, management from the previous company was retained, thereby adding additional depth in production and sales.

Gross Profit

Combined gross profit for the three months ended November 30, 1997 was $700,000 representing 39% of sales, compared to $1,035,000, representing 35% of sales, for the three months ended November 30, 1996. Hergo sales constituted a larger portion of combined sales, increasing from 34% in the first quarter last year to 54% in the first quarter ended November 30, 1997. Since the gross profit margin is higher in the Hergo product line, the combined effect increased the gross profit margin percentage.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Selling, General and Administrative

For the three months ended November 30, 1997, selling, general and administrative expenses, of the company were $655,000 as compared to $670,000 for the three months ended November 30, 1996. The net decrease of $15,000 is attributable primarily to a decrease in operating expenses due to the elimination of Hertz Israel of $88,000. Increases in salaries paid to salespeople, advertising, and trade show expenses in Hergo, as well as the establishment of the Albany location accounted for most of the offsetting expense increase of $73,000.

Interest Expense

The decrease in interest expense of $39,000 between the three month period ended November 30, 1997, and the three month period ended November 30, 1996, resulted primarily from the decrease in interest payments. This was due to the repayment of loans to the principal shareholders and repayment of its line of credit with the United Mizrahi Bank. An increase of Interest Income of $57,000 for the same period resulted through investment of the funds generated by the Initial Public Offering.


Provision for Income Taxes

The tax provision for the three months ended November 30, 1997, was calculated with Hertz Technology Group as a "C" corporation for the entire period. From September 1, 1996 through November 12, 1996, Hergo was classified as a subchapter "S" corporation and incurred no federal corporate taxes. The tax provision for the three months ended November 30, 1996, was calculated as a blended rate between Hertz Computer as a "C" corporation for the full period and Hergo as a "C" corporation from November 13, 1996, through November 30, 1996. The proforma tax provision for income taxes accounts for Hergo as a "C" corporation for each of the three months ended November 30, 1996.

Net Income

Net Income for the three months ended November 30, 1997, was $56,000 as compared to $263,000 for the same period last year. Interest Income generated by the proceeds of the Initial Public Offering, as well as reduced Selling, General and Administrative Expenses offset, in part the effect of the lower sales volume for the period ended November 30, 1997 when compared to the same period last year.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


 Liquidity and Capital Resources

For the three-month period ended November 30, 1997, the Company generated a cash flow from operations of $63,000, as compared to $256,000, for the three-month period ended November 30, 1996. Decreased net income accounts for the principal reason for the decrease.

Net purchases of fixed assets in the three months ended November 30, 1997, were $174,000 as compared to $298,000 in the same period last year.

Sale of marketable securities increased by $590,000 for the current year. The Company, in preparation of the closing of the acquisition of substantially all the assets of Landau Metal Products Corp., sold $590,000 of marketable securities. This amount is evident in the unusually large cash amount at November 30, 1997.

During the month of November 1997, the Company purchased on the open market a total of 10,500 shares of it's stock for a total of $18,000.

During the three month period ended November 30, 1996, the Company completed an Initial Public Offering (IPO) of common stock and warrants, which became effective November 12, 1996. The proceeds from the IPO net of underwriting commissions and expenses totaled $6,053,025. In completing its IPO, the Company incurred additional expenses to register its common stock and warrants of $553,804. As previously planned, the Company used a portion of the IPO proceeds to repay its line of credit with United Mizrahi Bank and to repay a loan to a principal shareholder.

Concurrent with the effective date of the IPO, as described above, Hergo's status was changed from a subchapter "S" corporation for federal income tax purposes to a "C" corporation and it became a wholly owned subsidiary of the Company.

                           PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION

The Company announced effective November 6,1997 that its Board of Directors has authorized the Company to make open market purchases of up to 250,000 shares of Hertz Technology Group, Inc. issued and outstanding common stock over the next three months and as of November 30, 1997 acquired 10,500 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit 27. Financial Data Schedule

(b) REPORTS ON FORM 8-K

A Form 8-K was filed on December 17, 1997 with respect to the Company's acquisition of substantially all the assets of Landau Metal Products Corp, a contract metal fabricator with a large client base in the display business.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               Hertz Technology Group, Inc


                                               /s/ Eli E. Hertz
Dated: 01/13/98                                ---------------------------------
                                               Eli E. Hertz, Chairman, President
                                               And Chief Executive Officer


                                               /s/ Barry J. Goldsammler
Dated: 01/13/98                                ---------------------------------
                                               Barry J. Goldsammler, Chief
                                               Financial and Accounting
                                               Officer