Form 10QSB
period 1998-02-28
HERTZ TECHNOLOGY GROUP INC
filed 1998-04-13
CIK 1020726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended February 28, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1939

            For the transition period from ___________ to ___________

                         Commission File Number: 0-21679

                          HERTZ TECHNOLOGY GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                        13-3896069
---------------------------------                    ----------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    identification number)

75 Varick Street                                             10013
----------------------------------------             ----------------------
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

      Yes   [X]            No    [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

April 13, 1998

Common Stock, par value
$.001 per share                                          3,208,600
-----------------------                             ------------------
         Class                                      Shares Outstanding

                          HERTZ TECHNOLOGY GROUP, INC.

                                FEBRUARY 28, 1998

                                      INDEX


                                                                     Page

PART I.          Financial Information

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of
                 February 28, 1998 and August 31, 1997                 3

                 Consolidated Statements of Operations
                 for the three months and six months ended
                 February 28, 1998 and February 28, 1997               4

                 Consolidated Statements of Cash
                 Flows for the six months ended
                 February 28, 1998 and February 28, 1997               5

                 Consolidated Statements of Stockholders
                 Equity for years ended August 31, 1996 and
                 August 31, 1997 and six months ended
                 February 28, 1998                                     6

                 Notes to Financial Statements                         7

      Item 2.    Management's Discussion and Analysis
                 of financial condition and results of
                 operations for the three months and
                 six months ended February 28, 1998                    11

PART II.         Other Information

      Item 2.    Changes in securities and use of proceeds             16


SIGNATURES                                                             17

                                     PART I
                              FINANCIAL INFORMATION

                          HERTZ TECHNOLOGY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                   ASSETS
                                                                                          FEBRUARY 28,     AUGUST 31,
                                                                                              1998           1997
                                                                                           Unaudited        Audited
                                                                                          -----------    -----------
CURRENT ASSETS:
   Cash                                                                                   $   145,180        326,121
   Marketable securities                                                                    2,788,430      3,570,799
   Accounts receivable, less allowance for
      doubtful accounts of $221,818 and $151,818 respectively                               1,455,372      1,185,258
   Inventories, net                                                                           899,638        997,766
   Prepaid expenses and other current assets                                                  517,058        192,219
                                                                                          -----------    -----------
           Total current assets                                                             5,805,678      6,272,163
                                                                                          -----------    -----------

PROPERTY AND EQUIPMENT, net                                                                 1,277,812        617,501
                                                                                          -----------    -----------


GOODWILL, net of accumulated amortization                                                     163,860             --
                                                                                          -----------    -----------


OTHER ASSETS                                                                                  133,910        100,387
                                                                                          -----------    -----------
           Total assets                                                                   $ 7,381,260      6,990,051
                                                                                          ===========      =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          FEBRUARY 28,    AUGUST 31,
                                                                                              1998           1997
                                                                                          -----------    -----------
CURRENT LIABILITIES:
   Accounts payable                                                                       $   358,005        179,289
   Notes payable                                                                              126,667             --
   Accrued expenses - other current payables                                                  226,338        163,389
                                                                                          -----------    -----------
           Total current liabilities                                                          711,010        342,678
                                                                                          -----------    -----------

NONCURRENT LIABILITIES:
   Notes payable to banks and others                                                          252,759         12,573
                                                                                          -----------    -----------
           Total noncurrent liabilities                                                       252,759         12,573
                                                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock,  $.001 par value: 25,000,000 shares authorized 3,240,000 shares issued
      and 3,208,600 shares outstanding as of February, 28 1998                                  3,240          3,165
   Additional paid-in capital                                                               5,689,956      5,591,556
   Treasury Stock, 31,400 shares at cost                                                      (47,459)            --
   Retained earnings                                                                          771,754      1,040,079
                                                                                          -----------    -----------
           Total stockholders' equity                                                       6,417,491      6,634,800
                                                                                          -----------    -----------
           Total liabilities and stockholders' equity                                     $ 7,381,260      6,990,051
                                                                                          ===========      =========

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997

                                   (UNAUDITED)

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    FEBRUARY 28,                FEBRUARY 28,
                                                                ------------------           ----------------
                                                                1998           1997          1998           1997
                                                            -----------    -----------   -----------    -----------
NET SALES                                                   $ 1,970,614    $ 2,974,489   $ 3,770,326    $ 5,921,831

COST OF GOODS SOLD                                            1,340,850      1,803,720     2,440,426      3,716,295
                                                            -----------    -----------   -----------    -----------

          Gross Profit                                          629,764      1,170,769     1,329,900      2,205,536

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  1,273,502        907,970     1,928,438      1,578,356
PROVISION FOR CLOSING COSTS OF HERTZ ISRAEL                          --        158,749            --        158,749
                                                            -----------    -----------   -----------    -----------
                                                              1,273,502      1,066,719     1,928,438      1,737,105
                                                            -----------    -----------   -----------    -----------

          Operating income (loss)                              (643,737)       104,050      (598,537)       468,431

OTHER INCOME (EXPENSE)
   Other                                                        (18,112)         4,043       (16,957)         4,043
   Interest, net                                                 53,242         64,474       110,890         25,707
                                                            -----------    -----------   -----------    -----------

          Income (loss) before provision for income taxes      (608,607)       172,567      (504,605)       498,181

PROVISION FOR INCOME TAXES                                     (284,373)        87,000      (236,280)       149,465
                                                            -----------    -----------   -----------    -----------

          Net income (loss)                                 $  (324,234)   $    85,567   $  (268,325)   $   348,716
                                                            ===========    ===========   ===========    ===========


NET INCOME (LOSS) PER SHARE - BASIC                         $     (0.10)          0.03         (0.09)          0.13
                                                            ===========    ===========   ===========    ===========

NET INCOME (LOSS) PER SHARE - DILUTED                       $     (0.10)          0.03         (0.09)          0.12
                                                            ===========    ===========   ===========    ===========

HISTORICAL INCOME BEFORE PROVISION FOR INCOME TAXES                                                     $   498,181

UNAUDITED PROFORMA PROVISION FOR INCOME TAXES                                                               251,542
                                                                                                        -----------


PRO FORMA NET INCOME                                                                                    $   246,639
                                                                                                        ===========

PRO FORMA NET INCOME PER SHARE                                                                          $      0.09
                                                                                                        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
   Basic                                                      3,155,946      3,165,000     3,142,227      2,657,610
                                                            ===========    ===========   ===========    ===========

   Diluted                                                    3,155,946      3,250,142     3,142,227      2,964,266
                                                            ===========    ===========   ===========    ===========

  The accompanying notes are an integral part of these consolidated statements

                          HERTZ TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                  THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                     FEBRUARY 28,
                                                                                  ----------------

                                                                                 1998           1997
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  (268,325)   $   348,716
   Adjustments to reconcile net income to net cash provided by activities-
     Depreciation and amortization                                               123,416         48,577
     Allowance for doubtful accounts                                              70,000         15,000
     Issuance of stock to Employees                                               79,725             --
     Issuance of  stock options                                                   18,750             --
     Changes in operating assets and liabilities-
       Accounts receivable                                                       (76,357)      (242,131)
       Inventories                                                               209,154        (60,401)
       Due from related parties                                                       --             --
       Prepaid expenses and other current assets                                (331,088)       309,903
       Other assets                                                              (33,523)        13,810
       Accounts payable and accrued expenses                                     226,417         56,699
       Income taxes payable                                                           --       (134,035)
       Other liabilities                                                          (2,245)         2,694
                                                                             -----------    -----------
           Net cash provided by operating activities                              15,925        358,832
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment                                      (307,587)      (427,038)
   Sale of Marketable Securities                                                 782,369     (3,557,541)
   Acquisition of Business Acquired, net                                        (624,190)            --
                                                                             -----------    -----------
           Net cash used in investment activities                               (149,407)    (3,984,579)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under notes payable to banks                                    --        (25,083)
   Purchase of treasury stock                                                    (47,459)            --
   Repayment of credit line to a bank                                                 --       (895,000)
   Proceeds from issuance of common stock and
   warrants, net of underwriting expense                                              --      6,053,025
   Payments of registration costs of common stocks and warrants                       --       (569,304)
   Net (repayments) under note payable to stockholder                                 --       (246,686)
   Sub S distribution to stockholder                                                  --       (594,255)
                                                                             -----------    -----------
           Net cash  provided by financing activities                            (47,459)     3,722,697
                                                                             -----------    -----------
           Net increase in cash and cash equivalents                            (180,942)        96,950

CASH and cash equivalents, beginning of period                                   326,121        275,529
                                                                             -----------    -----------

CASH and cash equivalents, end of period                                     $   145,180    $   372,479
                                                                             ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Business Acquired
   Assets Acquired                                             850,925                                -
   Goodwill                                                    163,860                                -
   less:
   Liabilities Assumed                                         390,595           624,190              -
                                                                                                      -
Issuance of stock to Employees                                               $    79,725              -
Issuance of  stock options                                                   $    18,750              -

Interest paid                                                                $     1,895    $    21,683
Income taxes paid                                                            $    94,370    $   221,035

  The accompanying notes are an integral part of these consolidated statements

HERTZ TECHNOLOGY GROUP,  INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR YEARS ENDED 8/31/96 AND 8/31/97, AND SIX MONTHS ENDED 2/28/98

(UNAUDITED)

                                                                        Additional
                                                           Common       Paid- in      Treasury        Retained
                                                            Stock        Capital        Stock         Earnings        Total
                                                         -----------   -----------   -----------    -----------    -----------
BALANCE, August 31, 1995                                 $     1,900   $   124,100   $        --    $   614,966    $   740,966

   Net income                                                     --            --            --        540,450        540,450

   S corporation Distributions to
     stockholders                                                 --            --            --       (390,648)      (390,648)
                                                         -----------   -----------   -----------    -----------    -----------

BALANCE, August 31,1996                                        1,900       124,100            --        764,768        890,768

   Net income                                                     --            --            --        572,699        572,699

   Issuance of common stock and warrants in connection
     with initial public offering, net of
     expenses of $1,488,778                                    1,265     5,467,456            --             --      5,468,721

   S corporation Distributions to
     stockholders                                                 --            --            --       (297,388)      (297,388)
                                                         -----------   -----------   -----------    -----------    -----------

BALANCE, August 31,1997                                        3,165     5,591,556            --      1,040,079      6,634,800

   Net income                                                     --            --            --       (268,325)      (268,325)

   Issuance of stock to Employees                                 75        79,650            --             --         79,725

   Issuance of  stock options                                     --        18,750            --             --         18,750

   Treasury stock                                                 --            --       (47,459)            --        (47,459)
                                                         -----------   -----------   -----------    -----------    -----------

BALANCE, February  28, 1998                              $     3,240   $ 5,689,956   $   (47,459)   $   771,754    $ 6,417,491
                                                         ===========   ===========   ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated statements

                          HERTZ TECHNOLOGY GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                February 28, 1998


1.  BASIS OF PRESENTATION AND OPERATIONS

      The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Operating results for the six-month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Hertz Technology Group, Inc. ("Hertz" or the "Company") audited financial statements for the year ended at August 31, 1997.

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

2. EARNINGS PER SHARE

For the periods ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". In Accordance with the requirements of SFAS No. 128, net earnings per common share Amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issue-able shares (which satisfy certain conditions) and excluding any potential dilution. Net earnings per common share amounts - assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                       Three months ended                          Three months ended
                                        February 28, 1998                           February 28, 1997
                                        -----------------                           -----------------
                              Income           Shares      Per Share      Income         Shares          Per Share
                           (Numerator)      (Denominator)   Amounts     (Numerator)   (Denominator)       Amounts
Net earnings (loss)          (324,234)                                     85,567

BASIC EPS
Net earnings (loss)
attributed to common
stock                      $ (324,234)        3,155,946     $ (.10)      $ 85,567       3,165,000          $ .03
                           -----------        ---------     -------      --------       ---------          -----

EFFECT OF DILUTED
SECURITIES
Stock Option
Stock Warrents                                                                             85,142

DILUTED EPS
Net earnings (loss)
attributable to common
stock and option
exercises                  $ (324,234)        3,155,946     $ (.10)      $ 85,567       3,250,142          $ .03
                           -----------        ---------     -------      --------       ---------          -----

                                          Six months ended                          Six months ended
                                         February 28, 1998                         February 28, 1997
                                         -----------------                         -----------------

                             Income            Shares      Per Share     Income         Shares         Per Share
                           (Numerator)      (Denominator)   Amounts    (Numerator)   (Denominator)      Amounts
Net earnings (loss)          (268,325)                                    348,716

BASIC EPS
Net earnings (loss)
attributed to common
stock                      $ (268,325)        3,142,227     $ (.09)     $ 348,716       2,657,610        $ .13
                           -----------        ---------     -------     ---------       ---------        -----

EFFECT OF DILUTED
SECURITIES
Stock Option
Stock Warrants                                                                            306,656

DILUTED EPS
Net earnings (loss)
attributable to common
stock and option
exercises                  $ (268,325)        3,142,227     $ (.09)     $ 348,716       2,964,266        $ .12
                           -----------        ---------     -------     ---------       ---------        -----

No diluted EPS is presented, for the three month and six month periods ending on February 28, 1998 as the effect of dilutive securities would be anti-dilutive on loss per common share.

Options to purchase the following shares of common stock were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common shares. The options were still outstanding at the end of the period.

    Three months ended                      Six months ended
    2/28/98              4,152,779          2/28/98            4,152,779
    Three months ended                      Six months ended
    2/28/97                330,000          2/28/97              330,000

3. PURCHASE OF BUSINESS ASSETS - LANDAU METAL PRODUCTS CORP

      On December 5, 1997, a wholly - owned subsidiary of Hertz Technology Group, Inc. (Lan Metal Products Corp) acquired substantially all of the assets and business of Landau Metal Products Corp., a company engaged in the of sheet metal fabrication in Long Island City, New York ("Landau"). The aggregate consideration paid to Landau was $660,000 in cash and a promissory note in the principal amount of $380,000, payable over a three-year period. The principal officer and sole stockholder of Landau was employed effective as of the closing by the Buyer for five years at a fixed annual salary with additional incentive compensation if sales of the new company exceed certain prescribed targets.

                           Pro-forma Income Statement

                         Six months ended         Six months ended
                              2/28/98                 2/28/97

            Sales                        795,000                 728,000

            NI                            55,650                  26,225


            EPS                            -                        -


4. DISCRETIONARY BONUS AWARDS

The company has reserved 100,000 shares for issuance to employees as a reward for past performance or as an incentive for future performance. The determination of the persons to receive Share Bonus Awards, the amount of shares for each recipient and the time of vesting shall be determined by the Board of Directors or by a committee to be designated by the Board of Directors. Shares may be awarded with immediate vesting or with deferred vesting. On February 12, 1998 the company awarded 75,000 shares to an employee.
The value of the stock issued is compensation and charged against earnings

5. STOCK OPTIONS

On February 28, 1998, the company entered into an agreement with an investment-banking firm, to promote the Company, products, and services and implement a strategy of growth through acquisition. The agreement under which the company, on February 28, 1998 issued 15,000 stock options in payment of investment advisory services is an expense for the current period.

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


Three Months and Six Months Ended February 28, 1998 compared to Three Months and Six Months Ended February 28, 1997

Revenues

Company sales for the three months ended February 28, 1998, were $1.97 million, compared to $2.97 million for the period ended February 28, 1997, a 34% decrease. Net sales for the six months ended February 28, 1998 were $3.77 million compared to $5.92 million in the previous year, a 36% decrease. A substantial portion of the reduction in sales was attributed to the decline in computer sales. Computer sales for the quarter ended February 1998 were $689,000 compared to $1,994,000 for the comparable period in the previous year. For the six months ended February 28, 1998 computer sales were $1,520,000 compared to $3,939,000 for the six months ended February 28, 1997.

 Sales were impacted by several factors including the elimination of the Hertz Israel division in February 1997, the reduction in sales from several customers who had made substantial purchases for the comparable quarter and six months ended February 28, 1998, and intense price competition in the PC market, which is continuing. Partially offsetting this decline in sales was increased computer sales activity in the governmental sales area generated, in part, by an office that was established in Albany in November 1997 to better promote and service Hertz Computer clients. During the three months ended February 28, 1998, sales generated from computer sales to the government increased by $317,000 over the same period in the previous year.

Hergo sales slightly decreased by $60,000 for the two quarters ended February 28,1998. During this period Hergo concentrated on efforts to increase capacity, efficiency, product diversity and market share. Towards this end Hertz Technology Group purchased on December 5, 1997, substantially all the assets of a machine shop known as Landau Metal Products Corp. for $1,040,000 and established a new division called Lan Metal Products Corp. The purchase resulted in increased machinery needed for expansion, increased manufacturing space, and a potential for increased sales from the new division. Additionally, management from the previous company was retained, thereby adding additional depth in production and sales. Sales for the Lan division for the three months ended February 28, 1998 were $328,000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Gross Profit

Gross profit was $630,000 (32% of net sales) and $1,171,000 (39% of net sales) for the three months ended February 28, 1998 and February 28,1997, respectively, a decrease of $541,000. Gross profit was $1,330,000 (35% of net sales) and $2,206,000 (37% of net sales) for the six months ended February 28, 1998 and February 28,1997, respectively, a decrease of $876,000. The costs incurred in ramping up of the new entity of Lan Metal Products, the transferring and merging of Hergo production to the new facility, and the conversion of Hergo's Woodside location to a new warehousing and distribution facility reduced gross profit. Because of this, Hergo gross profit was 53% of sales for the period ended February 28, 1998 as compared to 60% for the same period last year. The Hertz Computer division, likewise, experienced inefficiencies. Gross profit from Hertz Computer for the six months ended February 28, 1998 was 13% of computer sales compared to 25% of sales for the same period last year. Although Hertz experienced a significant reduction in sales, it has kept it's skilled and trained integration personnel in place. Hertz intends to put these resources to work as it's new sales and marketing program will bear fruit. Other factors that contributed to the decline in Gross profit included an increase in depreciation due to the purchase of the Lan equipment, as well as other capital expenditures. Gross profit generated by the newly acquired Lan division for the three months ended February 28, 1998 was 36% of sales.

Selling, General and Administrative

Selling, general, and administrative expenses increased for the quarter and six months ended February 28, 1998 as compared to the preceding periods, by $366,000 and $350,000 respectively. Most of the increases occurred primarily in the second quarter. Selling General and administrative expenses were impacted by the establishment of a warehousing facility for the Hergo line as well as increases in selling expenses both in Hergo and in Hertz Computer. Selling Expense increases included increased expenses in operating the new Albany Sales office, increased advertising, and sales salaries as well as increased marketing costs. Administrative expense increases included increased costs being a public entity including the year-end annual report, issuance of stock to an employee, and some additional legal and accounting costs. Finally, during the period, additional reserves were established for resolution of an IRS audit, payment of final income taxes in reference to the Hertz Israel entity, and reserve for bad debts. A partial offset to these expenses was the benefit derived in the comparative decline in expenses due to the closing of Hertz Israel


Provision for closing costs of Hertz-Israel

During the three month period ended February 28, 1997, the company recorded a provision of $158,749 for the closing costs of Hertz-Israel. This reflects a reduction of SG&A expenses for the current period.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Other Income (Expense):

Other Expenses

Other expenses increased by $22,000 and $21,000 for the quarter and six-month period ended February 28, 1998. The increase is primarily due to options that were issued in connection with the retention of a Financial Consultant.

Interest, net

Interest Income for the quarter and six months ended February 28, 1998 decreased by $11,000 and increased by $46,000 respectively, as compared to the proceeding respective periods. The decrease in interest income for the quarter was due, primarily to the reduction in funds available, due to the use of cash in the purchase of the assets from Landau Metal Corp on December 5,1997.

Interest Expense stayed approximately the same for the quarter but decreased by $39,000 for the six months as compared to the same period last year. The decrease in Interest expense was due to the fact that the first quarter ended November 30, 1996 was included in the six months of the prior year and prior to the company's Initial Public Offering.. The interest paid at that time was due to the repayment of its line of credit with the United Mizrahi Bank, interest paid to an Israeli bank, and the repayment of loans to the principal shareholders.

Provision for Income Taxes

The tax benefit for the three months and the six months ended February 28, 1998 was $285,000 and $236,000, respectively. The tax provision for the three months and six months ended February 28,1997 ($87,000 and $149,000, respectively) was calculated with Hertz Computer as a "C" corporation and Hergo as a subchapter "S" corporation, For the period of 9/1/96 to 11/12/96. From September 1, 1996 through November 12,1996 Hergo was classified as a subchapter "S" corporation and incurred no federal corporation tax. The tax provision from November 13, 1996 through February 28, 1997 was calculated at a blended rate between Hertz Computer as a "C" corporation for the full period and Hergo as a "C" corporation from November 13, 1996 through February 28, 1997.

Net Income and Earnings Per Share

Net income for the three months ended February 28, 1998 resulted in a loss of $324,000 or ($.10) per share compared to a net income of $86,000 or $.03 per share for the three months ended February 28, 1997. Net income for the six months ended February 28,1998 was a loss of $268,000 or ($.09) per share compared to net income of $349,000 or $.13 per share for the six months ended February 28,1997.

 A significant decline in Computer sales due to decreased purchasing from a few large customers offset the benefits obtained from increased government sales to the State of New York and the beginning of sales from the newly acquired Lan Metal Products Corp. subsidiary. Gross Profit declined due to the costs incurred by the start up of Lan, the moving of the Hergo production

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


facilities and increased depreciation expense. Additionally, gross profit on the Hertz side was adversely effected by the decrease in revenues without a proportionate decrease in direct labor and other expenses. Management feels that the maintenance of a highly skilled strong manufacturing and support staff is necessary to meet expectations of future business.

Liquidity and Capital Resources

For the six-month period ended February 28, 1998, the Company generated a cash flow from operations of $16,000, as compared to $359,000, for the six-month period ended February 28, 1997. The operating loss accounts for the principal reason for the decrease. Non cash transactions including depreciation, granted options and issued shares comprised a substantial portion of the loss and thus did not impact on cash.

Net purchases of fixed assets in the six months ended February 28, 1998, were $308,000 as compared to $427,000 in the same period last year. Included in the purchases in the recent six month period was equipment for Hergo production in the amount of $168,000 and improvements to the new Lan facility of $91,000. On December 5, 1997 the company purchased substantially all of the assets of Landau Metal Products Corp and established Lan Metal Products Corp. Additional equipment purchases that were included in the initial Lan purchase ($476,000) are included in the cash paid for the assets of ($624,000).

Sale of marketable securities increased by $782,000 for the current year. Funds were used predominantly for the purpose of financing the new Lan acquisition.

During the six months ended February 28, 1998, the Company purchased on the open market a total of 31,400 shares of it's stock for a total of $47,000.

Working capital for the six months ended February 28, 1998 was $5,095,000 compared to $5,825,000 for the period ended February 28, 1997, a 730,000 decline. The purchase of the Landau Metal Products assets as well as the purchases of additional production equipment accounted for the majority of the decline.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

 Certain statements made in this Quarterly Report on Form 10-QSB including statements contained in the foregoing "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations and projections of revenues, earnings and capital expenditures. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans objectives and expectations are based, in part, on assumptions involving the growth of the Company's business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives, plans or expectations of the Company will be achieved

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Use of Proceeds

      The Company registered Common Stock and Warrants in an initial public offering on Form SB-2 which because effective on November 12, 1996. After deducting $1,488,778 in expenses incurred in connection with the offering, an aggregate of $5,468,721 of net proceeds was realized by the Company. The use of these net proceeds was reported on Forms SR filed with the Securities and Exchange Commission on February 11, 1997 and August 18, 1997, and in the Company's annual report on Form 10KSB for the year ended August 31, 1997. Updating these reports, as of February 28, 1998 the disposition of the proceeds was as follows:

                                                                            Changes           Balance
                                                           11/1/97      11/1/97-2/28/98       2/28/98
      Construction of plant building and
      facilities.                                          360,140                            360,140

      Purchases and installation of machinery and
      equipment.                                                               152,587        538,933
      a)  Acquisition of Landau Metal Products             386,346             624,190        624,190

      Repayment of Indebtedness.                         1,315,058                          1,315,058

      S Corporation Distribution.                          688,034                            688,034

      Marketing Plan.                                      170,070              16,850        186,920

      To be used to fund marketing plan, acquire
      equipment,                                         2,549,073           (793,627)      1,755,446

      Grand Total:                                     $ 5,468,721         $ 1,587,254    $ 5,468,721

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Hertz Technology Group, Inc


                                            /s/ Eli E. Hertz
Dated:   04/13/98                           ---------------------------------
                                            Eli E. Hertz, Chairman, President
                                            And Chief Executive Officer


                                            /s/ Barry J. Goldsammler
Dated:   04/13/98                           ---------------------------------
                                            Barry J. Goldsammler, Chief
                                            Financial and Accounting
                                            Officer