Form 10QSB
period 1998-05-31
HERTZ TECHNOLOGY GROUP INC
filed 1998-07-15
CIK 1020726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly period ended May 31, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1939

            For the transition period from ___________ to ___________

                         Commission File Number: 0-21679

                          HERTZ TECHNOLOGY GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                           13-3896069
---------------------------------                        ----------------------
 (State or other jurisdiction                               I.R.S. Employer
of incorporation or organization)                        identification number)

           75 Varick Street                                      10013
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                                  212-634-4000
                           ---------------------------
                           (Issuer's telephone number)

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]                No  [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

July 15, 1998

Common Stock, par value
$.001 per share                                          3,208,600
------------------------                             ------------------
         Class                                       Shares Outstanding

                          HERTZ TECHNOLOGY GROUP, INC.

                                  MAY 31, 1998

                                      INDEX

                                                                            Page
                                                                            ----

PART I.         Financial Information

  Item 1.       Financial Statements

                Consolidated Balance Sheets as of
                May 31, 1998 and August 31, 1997                             3

                Consolidated Statements of Operations
                for the three months and nine months ended
                May 31, 1998 and May 31, 1997                                4

                Consolidated Statements of Cash
                Flows for the nine months ended
                May 31, 1998 and May 31, 1997                                5

                Consolidated Statements of Stockholders
                Equity for year ended August 31, 1997 and
                nine months ended May 31, 1998                               6

                Notes to Financial Statements                                7

    Item 2.     Management's Discussion and Analysis
                of financial condition and results of
                operations for the three months and
                nine months ended May 31, 1998                              11

PART II.        Other Information

    Item 2.     Changes in securities and use of proceeds                   17


SIGNATURES                                                                  18

                                     PART I
                              FINANCIAL INFORMATION

                          HERTZ TECHNOLOGY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   MAY 31,      AUGUST 31,
                                                                     1998         1997
                                                                  Unaudited      Audited
                                                                  ---------      -------
CURRENT ASSETS:
    Cash                                                         $  112,722      326,121
    Marketable securities                                         2,658,363    3,570,799
    Accounts receivable, less allowance for
        doubtful accounts of $50,829 and $151,818 respectively    1,587,373    1,185,258
    Inventories, net                                                551,709      997,766
    Prepaid expenses and other current assets                       689,513      192,219
                                                                 -----------------------
                Total current assets                              5,599,680    6,272,163
                                                                 -----------------------

PROPERTY AND EQUIPMENT, net                                       1,305,994      617,501
                                                                 -----------------------

GOODWILL, net of accumulated amortization                           155,667           --
                                                                 -----------------------

OTHER ASSETS                                                        149,453      100,387
                                                                 -----------------------
                Total assets                                     $7,210,794    6,990,051
                                                                 =======================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   MAY 31,      AUGUST 31,
                                                                    1998          1997
                                                                    ----          ----
CURRENT LIABILITIES:
    Accounts payable                                             $  289,554      179,289
    Notes payable                                                   126,667           --
    Accrued expenses - other current payables                       299,329      163,389
                                                                 -----------------------
                Total current liabilities                           715,550      342,678
                                                                 -----------------------

NONCURRENT LIABILITIES:
    Notes payable to banks and others                               261,841       12,573
                                                                 -----------------------
                Total noncurrent liabilities                        261,841       12,573
                                                                 -----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock,  $.001 par value: 25,000,000 shares
        authorized 3,240,000 shares issued and 3,208,600
        shares outstanding as of  May 31, 1998                        3,240        3,165
    Additional paid-in capital                                    5,671,206    5,591,556
    Treasury Stock, 31,400 shares at cost                           (47,459)          --
    Retained earnings                                               606,416    1,040,079
                                                                 -----------------------
                Total stockholders' equity                        6,233,403    6,634,800
                                                                 -----------------------
                Total liabilities and stockholders' equity       $7,210,794    6,990,051
                                                                 =======================

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE MONTHS AND SIX MONTHS ENDED MAY 31, 1998 AND 1997

                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           MAY 31,                      MAY 31,
                                                                --------------------------    --------------------------
                                                                    1998           1997           1998           1997
                                                                -----------    -----------    -----------    -----------
NET SALES                                                       $ 2,466,999    $ 2,762,625    $ 6,237,325    $ 8,684,456

COST OF GOODS SOLD                                                1,815,036      1,852,118      4,255,462      5,568,413
                                                                -----------    -----------    -----------    -----------

              Gross Profit                                          651,963        910,507      1,981,863      3,116,043

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        969,105        619,201      2,897,543      2,197,557
PROVISION FOR CLOSING COSTS OF HERTZ ISRAEL                              --                                      158,749
                                                                -----------    -----------    -----------    -----------
                                                                    969,105        619,201      2,897,543      2,356,306
                                                                -----------    -----------    -----------    -----------

              Operating income (loss)                              (317,142)       291,306       (915,680)       759,737

OTHER INCOME (EXPENSE)
    Other                                                            40,943       (102,359)        23,984        (98,316)
    Interest, net                                                    13,845         78,621        124,735        104,328
                                                                -----------    -----------    -----------    -----------

              Income (loss) before provision for income taxes      (262,354)       267,568       (766,960)       765,749

PROVISION FOR INCOME TAXES                                          (97,018)        55,520       (333,298)       204,985
                                                                -----------    -----------    -----------    -----------

              Net income (loss)                                 $  (165,336)   $   212,048    $  (433,662)   $   560,764
                                                                ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE - BASIC                             $     (0.05)          0.07          (0.14)          0.18
                                                                ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE - DILUTED                           $     (0.05)          0.06          (0.14)          0.16
                                                                ===========    ===========    ===========    ===========

HISTORICAL INCOME BEFORE PROVISION FOR INCOME TAXES                                              (766,961)   $   765,749

UNAUDITED PROFORMA PROVISION FOR INCOME TAXES                                                                    307,062
                                                                                                             -----------

PRO FORMA NET INCOME                                                                                         $   458,687
                                                                                                             ===========

PRO FORMA NET INCOME PER SHARE                                                                               $      0.14
                                                                                                             ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
    Basic                                                         3,208,600      3,165,000      3,177,028      3,165,000
                                                                ===========    ===========    ===========    ===========

    Diluted                                                       3,208,600      3,664,970      3,177,028      3,561,554
                                                                ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated statements

                          HERTZ TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                    THREE MONTHS ENDED MAY 31, 1998 AND 1997

                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                              MAY 31,
                                                                   --------------------------
                                                                       1998           1997
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $  (433,663)   $   560,763
    Adjustments to reconcile net income to net cash provided
      by activities-
       Depreciation and amortization                                   215,906         92,746
       Allowance for doubtful accounts                                (100,989)        30,000
       Issuance of stock to Employees                                   79,725             --
       Issuance of  stock options                                           --             --
       Changes in operating assets and liabilities-                         --             --
          Accounts receivable                                          (37,369)       360,867
          Inventories                                                  557,083        124,141
          Due from related parties                                          --             --
          Prepaid expenses and other current assets                   (503,543)       177,028
          Other assets                                                 (49,065)       (21,928)
          Accounts payable and accrued expenses                        230,957       (413,979)
          Income taxes payable                                              --       (247,323)
          Other liabilities                                                 --          1,324
          Capital lease                                                  6,839             --
                                                                   -----------    -----------
                Net cash provided by operating activities              (34,119)       663,639
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property and equipment                           (420,067)      (480,018)
    Sale of Marketable Securities                                      912,436     (3,518,738)
    Acquisition of Business Acquired, net                             (624,190)            --
                                                                   -----------    -----------
                Net cash used in investment activities                (131,821)    (3,998,756)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under notes payable to banks                         --             --
    Purchase of treasury stock                                         (47,459)            --
    Repayment of credit line to a bank                                      --     (1,126,372)
    Proceeds from issuance of common stock and
    warrants, net of underwriting expense                                   --      6,053,025
    Payments of registration costs of common stocks and warrants            --       (569,304)
    Net (repayments) under note payable to stockholder                      --       (246,686)
    Sub S distribution to stockholder                                       --       (688,034)
                                                                   -----------    -----------
                Net cash  provided by financing activities             (47,459)     3,422,629
                                                                   -----------    -----------
                Net increase in cash and cash equivalents             (213,399)        87,512

CASH and cash equivalents, beginning of period                         326,121        275,529
                                                                   -----------    -----------

CASH and cash equivalents, end of period                           $   112,722    $   363,041
                                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Business Acquired
    Assets Acquired                                       850,925                          --
    Goodwill                                              163,860                          --
    less:
    Liabilities Assumed                                   390,595      624,190             --

Issuance of stock to Employees                                     $    79,725             --

Interest paid                                                      $    27,585    $    21,683
Income taxes paid                                                  $    94,370    $   341,873

  The accompanying notes are an integral part of these consolidated statements

                 HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       FOR YEARS ENDED 8/31/96 AND 8/31/97, AND NINE MONTHS ENDED 5/31/98

                                  (UNAUDITED)

                                                     Additional
                                        Common        Paid- in       Treasury        Retained
                                        Stock          Capital         Stock         Earnings         Total
                                        -----          -------         -----         --------         -----
BALANCE, August 31,1996              $      1,900   $    124,100   $         --    $    764,768    $    890,768

    Net income                                 --             --             --         572,699         572,699

    Issuance of common stock
       and warrants in connection
       with initial public
       offering, net of expenses
       of $1,488,778                        1,265      5,467,456             --              --       5,468,721

    S corporation Distributions to
       stockholders                            --             --             --        (297,388)       (297,388)
                                     ------------   ------------   ------------    ------------    ------------

BALANCE, August 31,1997                     3,165      5,591,556             --       1,040,079       6,634,800

    Net income                                 --             --             --        (433,663)       (433,663)

    Issuance of stock to Employees             75         79,650             --              --          79,725

    Treasury stock                             --             --        (47,459)             --         (47,459)
                                     ------------   ------------   ------------    ------------    ------------

BALANCE, MAY 31,1998                 $      3,240   $  5,671,206   $    (47,459)   $    606,416    $  6,233,403
                                     ============   ============   ============    ============    ============

  The accompanying notes are an integral part of these consolidated statements

                          HERTZ TECHNOLOGY GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  May 31, 1998


1. BASIS OF PRESENTATION AND OPERATIONS

      The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Operating results for the nine-month period ended May 31 , 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Hertz Technology Group, Inc. ("Hertz" or the "Company") audited financial statements for the year ended at August 31, 1997.

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

2. EARNINGS PER SHARE

For the periods ended May 31 , 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". In Accordance with the requirements of SFAS No. 128, net earnings per common share Amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issueable shares (which satisfy certain conditions) and excluding any potential dilution. Net earnings per common share amounts - assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                    Three months ended                     Three months ended
                                       May 31, 1998                           May 31, 1997
                                       ------------                           ------------

                           Income         Shares      Per Share      Income       Shares       Per Share
                         (Numerator)   (Denominator)   Amounts    (Numerator)  (Denominator)    Amounts
Net earnings (loss)       (165,337)                                  212,048

BASIC EPS
Net earnings (loss)
attributed to common
stock                    $(165,337)     3,208,600     $    (.05)   $ 212,048     3,165,000     $     .07
                         ---------      ---------     ---------    ---------     ---------     ---------

EFFECT OF DILUTED
SECURITIES
Stock Option
Stock Warrents                                                                     499,970

DILUTED EPS
Net earnings (loss)
attributable to common
stock and option
exercises                $(165,337)     3,208,600     $    (.05)   $ 212,048     3,664,970     $     .06
                         ---------      ---------     ---------    ---------     ---------     ---------

                                   Nine months ended                        Nine months ended
                                     May 31 , 1998                           May 31 , 1997
                                     -------------                           -------------

                           Income        Shares       Per Share     Income        Shares       Per Share
                         (Numerator)  (Denominator)    Amounts    (Numerator)  (Denominator)    Amounts
Net earnings (loss)       (433,662)                                  560,764

BASIC EPS
Net earnings (loss)
attributed to common
stock                    $(433,662)     3,177,028     $    (.14)   $ 560,764     3,165,000     $     .18
                         ---------      ---------     ---------    ---------     ---------     ---------

EFFECT OF DILUTED
SECURITIES
Stock Option
Stock Warrants                                                                     396,554

DILUTED EPS
Net earnings (loss)
attributable to common
stock and option
exercises                $(433,662)     3,177,028     $    (.14)   $ 560,764     3,561,554     $     .16
                         ---------      ---------     ---------    ---------     ---------     ---------

No diluted EPS is presented, for the three month and nine months periods ending on May 31 1998 as the effect of dilutive securities would be anti-dilutive on loss per common share.

Options to purchase the following shares of common stock were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common shares. The options were still outstanding at the end of the period.

    Three months ended                      Nine months ended
    5/31/98                   4,152,779     5/31/98                  4,152,779

    Three months ended                      Nine months ended
    5/31/97                           -     5/31/97                          -

3. PURCHASE OF BUSINESS ASSETS LANDAU METAL PRODUCTS CORP

      On December 5, 1997, a wholly owned subsidiary of Hertz Technology Group, Inc. (Lan Metal Products Corp) acquired substantially all of the assets and business of Landau Metal Products Corp., a company engaged in the of sheet metal fabrication in Long Island City, New York ("Landau"). The aggregate consideration paid to Landau was $660,000 in cash and a promissory note in the principal amount of $380,000, payable over a three-year period. The principal officer and sole stockholder of Landau was employed effective as of the closing by the Buyer for five years at a fixed annual salary with additional incentive compensation if sales of the new company exceed certain prescribed targets.

                Pro-forma Income Statement stand alone for Landau

                       Nine months ended         Nine months ended
                            5/31/98                   5/31/97
                            -------                   -------

      Sales                 854,018                 1,091,990

      NI                     76,768                    39,337


      EPS                        --                        --


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

Three Months and Nine Months Ended May 31, 1998 compared to Three Months and Nine Months Ended May 31, 1997.

Revenues

Company sales for the three months ended May 31, 1998, were $2.47 million, compared to $2.76 million for the period ended May 31, 1997, a 11% decrease. Net sales for the nine months ended May 31, 1998 were $6.24 million compared to $8.68 million in the previous year, a 28% decrease. A substantial portion of the decline in sales was attributed to the decline in computer sales. Computer sales for the quarter ended May 31, 1998 were $1,012,000 compared to $1,874,000 for the comparable period in the previous year. For the nine months ended May 31, 1998 computer sales were $2,531,000 compared to $5,813,000 for the nine months ended May 31,1997.

Hertz Computer Sales were impacted by several factors including the closing of Hertz's Israel division in February 1997, the reduction in sales to several customers who had made substantial purchases for the comparable quarter and nine months ended May 31, 1998, and by increasingly intense competition in the PC market, which is continuing. Offsetting some of the decline in sales were increased computer sales activity in the governmental area, generated in part, by a Company office that was established in Albany in November 1997 to better promote and service Hertz Computer clients. During the three months ended May 31, 1998, computer sales to governmental agencies increased by $471,000 over the same period in the previous year.

Hergo sales, on the other hand, increased by $41,000 for the quarter ended May 31, 1998 a 5% increase over the same period last year. During this period Hergo concentrated on expanding its manufacturing and warehousing capacity, increasing efficiency and product diversity. Towards this end on December 5, 1997 Hertz Technology Group purchased substantially all the assets of a machine shop known as Landau Metal Products Corp. for $1,040,000 and established a new division called LAN Metal Products Corp. The purchase resulted in the acquisition of additional machinery needed for expansion, additional manufacturing space, and the potential for increased sales from the new division market segment which consist principally of custom fabrication and contract manufacturing. Additionally, management from the previous company was retained, adding additional depth in engineering, production and sales. Sales of the LAN division for the three months ended May 31, 1998 and the nine months were $526,000 and $854,000, respectively.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Gross Profit

Gross profit was $652,000 (26% of net sales) and $911,000 (33% of net sales) for the three months ended May 31, 1998 and May 31,1997, respectively, a decrease of $259,000. Gross profit was $1,982,000 (32% of net sales) and $3,116,000 (36% of net sales) for the nine months ended May 31, 1998 and May 31,1997, respectively, a decrease of $1,134,000.

The computer industry experienced an extremely volatile shift in technology and in the cost of technology related products made in the Far East. This extreme shift caused computer inventories to either became obsolete or depreciate in value. To reflect current values of its inventory, Hertz Computer lowered its inventory cost for the three month ended May 31, 1998. The total reduction in inventory value for the period was $251,000. Because of this, gross profit, as a total for nine months ended May 31, 1998 was reduced to $63,000.

Computer division's gross profit for the three months ended May 31, 1998 and May 31, 1997 as calculated prior to the inventory write down, was $116,000 (12% of net computer sales) and $356,000 (19% of net computer sales). Computer Gross profit for the nine months ended May 31, 1998 and May 31, 1997, as calculated prior to the inventory write down was $314,000 (12% of net computer sales) and $1,373,000 (24% of net computer sales)

Hergo experienced growth in both sales and efficiency during the three months ended May 31, 1998. After incurring costs in the second quarter to ramp-up the LAN Metal Products division and merge production of both LAN and Hergo, synergy and efficiency increased. For the nine months ended May 31, 1998 and May 31, 1997, gross profit was $1,609,000 (56% of Hergo sales) and $1,743,000 (61% of
Hergo sales). Most of the year-to-date reduction of gross profit of $134,000 was due to the start up cost of the LAN operation, the merging of the production facilities, and increased depreciation expense. Hergo's Gross profit however, for the three months ended May 31,1998 and May 31, 1997 was $594,000 (64% of Hergo sales) and $554,000 (62% of Hergo sales), an increase of $40,000. The increased efficiencies in utilizing of labor and equipment was the primarily reason for the upward swing in GP.

Gross profit from LAN sales for the three months and the nine months ended May 31, 1998 was $200,000 (38% of sales) and $253,000 (37% of sales).

Selling, General and Administrative

Selling, general, and administrative expenses increased for the quarter and nine months ended May 31, 1998 as compared to the preceding periods, by $350,000 and $700,000 respectively. Selling general and administrative expenses were impacted by the establishment of a warehousing facility for the Hergo line as well as increases in selling expenses both in Hergo and in Hertz Computer. Selling Expense increases included increased expenses in operating the new Albany Sales office, increased advertising, and sales salaries as well as increased marketing costs. Administrative expense increases included increased costs associated with being a public entity including the year-end annual report and issuance of stock to an employee. During the period, additional reserves were established for resolution of an IRS audit, payment of final income taxes in reference to the Hertz Israel entity, and reserve for bad debts. A partial offset to

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


these expenses was the benefit derived in the comparative decline in expenses due to the closing of Hertz Israel

Provision for closing costs of Hertz-Israel

During the three month period ended February 28, 1997, the company recorded a provision of $158,749 for the closing costs of Hertz-Israel. This reflects a reduction of SG&A expenses for the nine months.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Other Income (Expense):

Other Income (net)

Other Income consisting of investment income increased by $143,000 and $122,000 for the quarter and nine-month period ended May 31, 1998. The comparative increase in Income is due primarily to an investment loss taken last year, in the quarter ended May 31, 1997.

Interest, net

Interest, income for the quarter and nine months ended May 31, 1998 decreased by $65,000 and increased by $20,000 from the preceding respective periods. The decrease in interest income for the quarter was due, primarily to the reduction in funds available, due to the use of cash in the purchase of the assets from Landau Metal Corp on December 5,1997, interest paid on the completion of an IRS audit, and interest paid on the note issued for the LAN purchase.

Provision for Income Taxes

The tax benefit for the three months and the nine months ended May 31, 1998 was $97,000 and $333,000, respectively. The tax provision for the three months and nine months ended May 31,1997 ($56,000 and $205,000, respectively) was calculated with Hertz Computer as a "C" corporation and Hergo as a subchapter "S" corporation, For the period of 9/1/96 to 11/12/96. From September 1, 1996 through November 12,1996 Hergo was classified as a subchapter "S" corporation and incurred no federal corporation tax. The tax provision from November 13, 1996 through May 31, 1997 was calculated at a blended rate between Hertz Computer as a "C" corporation for the full period and Hergo as a "C" corporation from November 13, 1996 through May 31, 1997.

Net Income and Earnings Per Share

Operations for the three months ended May 31, 1998 resulted in a loss of $165,000 or ($.05) per share compared to a net income of $212,000 or $.07 per share for the three months ended May 31, 1997. Operations for the nine months ended May 31,1998 resulted in a loss of $434,000 or ($.14) per share compared to net income of $561,000 or $.18 per share for the nine months ended May 31, 1997.

A significant decline in corporate computer sales due to decreased orders from a few large customers offset the benefits obtained from increased government sales and the beginning of sales by the newly acquired LAN Metal Products Corp. subsidiary. Gross Profit declined due to reduction in Inventory value due to dynamic changes in the computer industry, the costs incurred by the start up of LAN, the moving of much of the Hergo production facilities to the LAN facility and the increase in depreciation expense as a result of the acquisition of additional equipment.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Liquidity and Capital Resources

For the nine-month period ended May 31, 1998, the Company had a deficit cash flow from operations of $34,000, as compared to the generation of a positive cash flow of $664,000, for the nine-month period ended May 31, 1997. The operating loss accounts for the principal reason for the decrease. Non cash transactions including depreciation and issued shares comprised a substantial portion of the loss and thus did not impact on cash.

Net purchases of fixed assets in the nine months ended May 31, 1998, were $420,000 as compared to $480,000 in the same period last year. Included in the purchases in the recent nine month period were equipment for Hergo production in the amount of $168,000 and improvements to the new LAN facility of $91,000. On December 5, 1997 the company purchased substantially all of the assets of Landau Metal Products Corp and established LAN Metal Products Corp. Additional equipment purchases that were included in the initial LAN purchase ($476,000) are included in the cash paid for the assets of ($624,000).

Sale of marketable securities generated $912,000 for the current 9 months period. Funds were used predominantly for the purchase of new machinery and financing the new LAN acquisition. During the nine months ended May 31, 1998, the Company purchased on the open market a total of 31,400 shares of it's stock for a total of $47,000.

Working capital for the nine months ended May 31, 1998 was $4,884,000 compared to $5,929,000 for the period ended May 31, 1997, a $1,045,000 decline. The purchase of the Landau Metal Products assets, the loss for the period, as well as the purchases of additional production equipment accounted for the majority of the decline.

The Company as of May 31, 1998 had $2,771,000 in cash and marketable securities which are available to fund Company operations and expansion plan.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Use of Proceeds

      The Company registered Common Stock and Warrants in an initial public offering on Form SB-2 which become effective on November 12, 1996. After deducting $1,488,778 in expenses incurred in connection with the offering, an aggregate of $5,468,721 of net proceeds was realized by the Company. The use of these net proceeds was reported on Forms SR filed with the Securities and Exchange Commission on February 11, 1997 and August 18, 1997, and in the Company's annual report on Form 10-KSB for the year ended August 31, 1997, and in its quarterly report on Form 10-QSB for the quarter ended February 28, 1998. Updating these reports, as of May 31, 1998 the disposition of the proceeds was as follows:

                                                                    Changes        Balance
                                                   2/28/98       3/1/98-5/31/98    5/31/98
Construction of plant building and
facilities                                          360,140                         360,140

Purchases and installation of machinery and
equipment                                           538,933                         538,933
a)    Acquisition of Landau Metal Products          624,190                         624,190
b)    Improvement to physical facilities                             52,199          52,199
c)    Equipment purchases                                            60,281          60,281

Repayment of Indebtedness                         1,315,058                       1,315,058

S Corporation Distribution                          688,034                         688,034

Marketing Plan                                      186,920                         186,920

To be used to fund marketing plan, acquire
equipment,                                        1,755,446        (112,480)      1,642,966

Grand Total:                                    $ 5,468,721     $         0     $ 5,468,721

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          Hertz Technology Group, Inc.

                                            /s/ Eli E. Hertz
                                          -------------------------------------
Dated:  07/15/98                          Eli E. Hertz, Chairman, President
                                          And Chief Executive Officer


                                            /s/ Barry J. Goldsammler
                                          -------------------------------------
Dated:  07/15/98                          Barry J. Goldsammler, Chief Financial
                                          and Accounting Officer