Form 10KSB
period 1998-08-31
HERTZ TECHNOLOGY GROUP INC
filed 1998-11-30
CIK 1020726

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended August 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period ____________ to ______________

                         Commission file number: 0-21679

                          Hertz Technology Group, Inc.
          -----------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             Delaware                                       13-3896069
 -------------------------------                       -------------------
 (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION                        IDENTIFICATION NO.)

75 Varick Street. 11th Floor. New York, NY                    10013
------------------------------------------                  ----------
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

                                    Warrants
             ------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The Registrant's net sales for the fiscal year ended August 31, 1998 were $ 9,403,000.

      The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average of the high and low prices on November 20, 1998 was $ 861,495.

      As of November 10, 1998 the registrant had a total of 1,065,117 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCES

      Portions of the Annual Proxy Statement for the year ended August 31, 1998 are incorporated by reference in Part III.

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

ITEM 1. DESCRIPTION OF BUSINESS

General

      Hertz Technology Group Inc. (the "Company") was incorporated in the state of Delaware on June 18, 1996 for the purpose of acquiring all the outstanding stock of Hertz Computer Corporation ("Hertz Computer") and Hergo Ergonomic Support System, Inc. ("Hergo"), two New York corporations formed in 1982 and 1992 respectively, which are now wholly owned subsidiaries of the Company. The Company's Hergo division designs, manufactures and sells ergonomically engineered modular technical office furniture, enclosures, and racking systems for computer, electronics and communications equipment under the "Hergo" name. The Company's Hertz Computer division custom designs, assembles, integrates and sells PCs and related technology and provides technical and consulting services under the "Hertz" name.

In December 1997, the Company acquired the assets of Landau Metal Products Corp., a 65-year-old company, which it now operates as LAN Metal Products ("LAN Metal"). LAN Metal provides custom specialty metal manufacturing and fabrication, and manufactures the line of Hergo products. In June 1998, the Company acquired Edutec Computer Education Institute, Inc., which offers state-of-the-art computerized training facilities at its New York City offices that can be used for software, sales, education or management training.

Products and Services

      Hergo Modular Systems -- The Company's Hergo division designs, manufactures and sells a line of functional, ergonomic, and modular products which are instrumental in achieving efficient work environments. The product line includes technical office furniture, racking systems, data and communications enclosures, personal workstations, training desks and other ergonomic, space-saving products. The market for these modular systems has been created in large part by the migration from mainframe computers to multiple PCs and they are typically in demand for LAN environments, ISPNs, communications control centers, trading floors, manufacturing plants, testing laboratories, training rooms, and video and broadcast centers, as well as other technical environments. The Company was one of the first to provide a cohesive, functional and architecturally attractive racking system that mounts vertically and supports multiple computers, servers and related peripherals, such as printers, monitors, scanners and modems, used together with each other, or in relation to each other and interconnected for networking functions. Because the Company has been in the PC business since its inception and understands the technology needs of its customers, it is able to design and manufacture functional, efficient technical furniture and racking products to better meet those needs.

      The Company offers basic modular components in a variety of standard and custom colors made primarily of a strong, heavy gauge steel. The interchangeable components can be used individually, or integrated to create limitless configurations of mounting and support structures.

      New Hergo Products

      The Hergo division has in the past year developed prototypes or introduced to the market the following new or improved products, as well as custom OEM products:

o     a new line of welded-steel communication and data "enclosure cabinets"

o a line of height adjustable assembly "workstations" that feature an electric or manual hydraulic mechanism, enabling the operator to quietly and quickly raise or lower the work surface and shelving system for better access, greater comfort and improved production

o a computer desk specifically designed for the small office/home office ("SOHO") and the education markets - the "Edudesk"

      Hertz Computers and Related Services -- The Company's Computer Division configures and sells customized PCs and peripherals, and provides a range of related services, including system integration, network consulting and implementation, installation, as well as technical and customer support. The PCs are assembled, according to customer specifications, in a number of different configurations, using standard component parts. Customization enables the Company to accommodate specific customer requirements with respect to cost, storage capacity, speed, applications, size, and a range of other considerations.

      Most of the PCs sold by the Company are for use in a network configuration or special applications. The Company also provides its customers with ongoing support and assistance in the maintenance and operation of products purchased from the Company. The fierce price competition in this market caused Hertz Computer to cut back on it sales and marketing of PC's to market segments where price is the primary consideration for purchase.

      LAN Metal manufacturing -- The Company, through LAN Metal, provides custom, contract manufacturing and fabrication of specialty metal products for use in a variety of industries. In addition, LAN Metal manufactures the line of Hergo modular technical office furniture, enclosures, and racking systems.


      Edutec training facilities -- The Company, through Edutec, provides customers with access to spacious, comfortable training rooms equipped with the latest PC workstations and related audio-visual technology for an optimum learning environment. Rooms located at the Company's offices at 75 Varick Street accommodate up to 25 trainees, each with its own PC and Internet access through a T-1 connection. The rooms are available for rental by the day, week, month or by other special long-term arrangement, for use in software, sales, education or management training. Customers often find that training is much more effective when conducted off-site, away from the routine office distractions at their own facilities.

Manufacturing and Assembly

      Computers are manufactured at the Company's manufacturing facilities in New York City. The Hergo modular systems and the LAN Metal custom products are manufactured at the Company's Long Island City facility. The Company's Woodside, Queens facility handles warehousing and shipping operations for the Hergo line.

      The Company offers limited warranty coverage for its products for varying time periods depending on a variety of factors.

Suppliers

      The Company stocks most of the component parts used both in the manufacture of its computers and in the manufacture of its Hergo modular systems. The cost of some components used in the computers, such as central processing units ("CPU's"), hard disks, and memory, can fluctuate from day to day, and for this reason, the Company stocks these items in limited quantities. To-date, the Company has not experienced any difficulty in obtaining the required items in a short timeframe. Most of the component parts purchased by the Company for its computers are obtained from a number of different vendors with whom the Company maintains relationships. The Company believes that it is not dependent on any single source, as these alternative sources are always available. Hergo makes most of the heavy-duty steel components used in its modular systems. The Company acquires its raw materials for these components from a number of different vendors and believes that adequate alternative raw material sources are available if required.

Marketing and Sales

As part of the Company's short and long-term growth plans, two Marketing and Sales executives joined the Hertz Technology Group senior management team charged with the responsibility to better coordinate and expand the scope of the Company's marketing and sales efforts.

      Hergo Modular Systems -- The Company constructed and sold Hergo modular systems to approximately 1,100 customers in the 1998 fiscal year. These customers included 25 to 30 of the largest and best known corporations in the U.S. Companies of the size and stature of AT&T, Bloomberg Financial, Citibank, N.A., General Electric, Goldman Sachs, Hewlett Packard, IBM, Kodak, Novartis Pharmaceuticals and the U.S. Postal Service all purchased Hergo structural support units in 1998. No single customer accounted for more than 10% of total Hergo sales in 1998. Sales are generated in large part through regional/national advertising and exhibits at trade shows tailored to a variety of industries. Increasing corporate efforts are underway to expand the Company's sales by establishing multiple channels of distribution. A program to increase the number of resellers who act as intermediaries for the end user was launched in an effort to attract reselling companies located in principal U.S. cities. Hergo products are listed on the Federal Government's General Services Administration ("GSA") and New York State Offices of General Services (" OGS") schedules, and sold to the Federal government and various local and State governments. Hergo sales in 1998 increased by $191,000 or 5% over Hergo 1997 sales. Hergo's profit margins are considerably higher than the margins realized by the Hertz Computer division, and as a result the Hergo profit margins partially offset the losses resulting in part from the low profit margins of the Computer Division.

      The Company maintains a marketing and advertising budget for its "Hergo" Modular Systems, which is used primarily for an advertising program in trade and business publications, for public relations and marketing communications efforts, and in the preparation and distribution of promotional brochures/materials. The Company currently maintains a staff of 12 Hergo sales and marketing personnel.

      Hertz Computers and Related Services -- Sales to commercial customers are generally made through a combination of face-to-face sales calls and by telephone. Company sales personnel are trained to work closely with customers to elicit the company's computer needs and work out the specifications of a computer system which best satisfies its needs. In cases where a large potential sale is involved or where a sale is regarded as a significant entree into a new market or in other special situations, senior management often plays an active role in sales negotiations and visits to the customer's place of business. Government sales are secured through competitive bidding in response to published specifications, invitations to bid or requests for proposals. The Company is an approved provider to OGS and to GSA which monitors all U.S. government procurement of computers and equipment.

      Computer sales and servicing revenues in the 1998 fiscal year were $4,445,000, down from $6,860,000 in the prior year. Competition continued to be fierce and was exacerbated by the Asian economic problems. With a huge dumping of cheap product in the United States, prices were being forced down with increasingly higher competition and lower profit margins. Another contributing loss in revenue was accounted for by the closing of the Company's Israel facility in 1997 because its operations there had ceased to be profitable. Consequently, the Company's total sales of computers to Israel in 1998 were reduced by the $643,000 in sales from the prior year. In the previous year there was a reduction in sales by two key customers that each had accounted for over 10% of computer sales.

In October of 1997, the Company opened its New Albany office in order to provide quicker service and sales support to Government Entities in the Albany area. Computer sales grew substantially in Albany from the previous year by generating 76% of computer sales as opposed to the 19 % of the previous year and 36% of total sales compared to 12% in 1997. Included in the sales for fiscal 1998 was a one time sale to a Government Entity that accounted for 15% of total Company sales.

The Company's principal sales focus remains on the commercial market and particularly on the Original Equipment Manufacturers (OEM) market where the gross margins are generally higher.

      The Company has exhibited its computers at trade shows and has, from time to time, circulated brochures and articles containing excerpts from favorable trade press reviews of one or more of its computers. Much of its computer business is repeat business, and the source of new customers has been largely by word of mouth and responses from favorable media product reviews. The Company's small sales staff is primarily occupied with taking and filling orders by telephone. The Company expects its traditional PC sales in Fiscal 1999 to be substantially lower than those in Fiscal 1998.

      Edutec Training Facilities -- In order to capitalize on the rapidly growing business of computerized training, Edutec with expanded capabilities at its state-of-the-art training center is now available for rent on a daily, weekly or monthly basis or by special long-term arrangement. The facility offers modern classrooms, which can be individually networked and configured with the latest Hertz PC's and Hergo Training Desks to optimize student productivity. A student lounge and other amenities are available and can be tailored to each user's specific requirements. Additional types of training to include sales seminars, education, management training sessions present additional new business opportunities. Edutec targets New York metropolitan area customers primarily through focused niche-market advertising, direct mail, fax broadcasting, and Internet marketing.

      LAN Metal Products Corporation -- In addition to manufacturing the Hergo line of technical furniture, enclosures and racking systems, LAN Metal has over six decades of specialty sheet metal fabricating expertise. LAN Metal markets and sells directly a number of products/services as follows: point-of-purchase display components, customized computer and electronic enclosures and panels, unique stamping application products, instrument cases, etc., to a wide spectrum of customers. Plans are being formulated to expand the LAN Metal sales and marketing support programs consistent with corporate growth and profitability objectives.

Competition

      There are many companies selling computers that may be regarded as competitors of the Hertz Computer Division. Computers are sold directly to commercial and government entities by manufacturers such as Dell, IBM, Hewlett Packard and Compaq, by large retail outlets such as Comp USA and Staples, by mail order houses, electronic equipment catalogues and by assemblers and entities like the Company selling computers under their own names. Many of these companies have substantially greater financial, sales, marketing, technical and other competitive resources then those of the Company. As a result, these competitors may be able to devote greater resources than the Company to the sale and service of microcomputer products. Some of these companies, by themselves, have the economic power to better control cost and the technical expertise to develop and bring to market, improved versions of existing products long before they become available to the Company. As an indication of the price competition that exists in the retail market, first-tier companies have begun selling computers for below $700.

      The Company has closed down its low margin business in Israel and will attempt to pursue sale of higher margin business both in computers and in the expansion of its Hergo product line.

      The Company's senior management tries to keep abreast of changes in the computer technology market with respect to the claims and limitations of new component parts and accessories. In many cases they are able to combine this information with their intimate knowledge of their customers needs to fine tune their selection of component parts to produce computers which better suit the specific needs of their customers. The Company believes that many advantages the company and its products have been offering are being diminished by the fierce competition that emphasizes low cost first.

      The business of providing functional, architecturally attractive Modular Systems specifically designed to mount, support and allow easy access to microcomputers and related equipment is a relatively new business. There are a number of companies in the business which are considerably larger and better established than the Company. Moreover, because of the attractive profit margins in the business and the absence of any serious barriers to entry, it is likely that a plethora of additional companies might soon enter the field.

Strategic Growth Plan

      A number of strategic business plans are underway to further strengthen the Company. A plan to expand Hergo's direct selling efforts in the New York metro area through the addition of outside sales personnel to concentrate on medium to large customers is underway. Also, it is contemplated that resident territory sales reps will be hired for selected U.S. cities to penetrate mid-sized and large accounts, and to establish reselling channels within their territories. Smaller, low-end sales will be achieved by advertising pre-configured racking systems on the Web, and through selling by non-commissioned customer service personnel. Plans to develop a series of specific vertical market advertisements and promotional efforts should further stimulate Hergo's sales performance in these new industry sectors.

      On the Hertz Computer side of the business, a menu of "value-added" services approach is under consideration to include offering integration, networking, software, PC's, etc. as synergistic to Hergo's data and communications enclosures, hopefully providing increasingly higher Gross Profit Margins. Additionally, the companies past successes with Original Equipment Manufacturers (OEM's) will continue to be actively pursued where the Gross Margins are typically higher and the business solicited less price sensitive.

      The Company will continue to implement cutting-edge technologies as part of its growth plan, investing in new marketing and management tools to improve sales results and overall productivity. The Company will be stepping-up corporate efforts to actively promote the synergy which exists among Hergo Ergonomic Support Systems, Hertz Computer Corporation, Edutec and LAN Metal. Toward this end, the Company has expanded a market specific advertising, PR and promotional plan to promote the Hertz Technology Group and subsidiaries with the goal of heightened awareness, increased brand recognition and increased sales in the principal markets in which the Company operates.

Intellectual Property Rights

      The Company seeks to protect its proprietary rights by obtaining non disclosure and confidentiality agreements from its employees and consultants. The Company has trademark registrations for "Hergo" and "Hergonized." It has applied for registration of the Hertz Computer name, but such registration has not been issued pending the outcome of a proceeding before the Trademark Trial and Appeal Board . Neither of the two principal products of the Company enjoys patent protection.

Employees

      The Company employs 70 persons. In addition to seven executives, six persons are employed in administration and 12 in sales. Six persons are employed in production by the computer division, and 39 in production and warehouse by Hergo.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company currently occupies loft space on 75 Varick Street, consisting of 21,000 square feet for a six year period which began on September 1, 1996, at an annual rental of $161,871 a year. These facilities are used by the Company for its executive administrative and sales offices, Edutec classrooms, and for manufacturing computers. The Company also leases an office in Albany for $14,225 a year under a lease expiring in June 1998, with an option exercisable by the Company to renew for an additional two years. The Company has not yet elected to renew this lease and is currently occupying the premises as a month to month tenant The Company leases 34,000 square ft in Long Island City for it's Hergo and Lan Metal manufacturing facility. The lease runs through July 31, 2002 with an annual rent of $109,000 .The Company leases an additional 16,000 square feet in Woodside, Queens, New York for Hergo's warehouse and distribution. The lease for this space, which ends on February 28, 2000, provides for an annual rent of approximately $100,000.

ITEM 3. LEGAL PROCEEDINGS

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)    Market Information

      The Company's Common Stock is listed and trades on the Nasdaq Small Cap Market (Symbol: HERZ). The following table set forth, on a per share basis, the high and low prices for the Company's Common Stock for the first quarter of the Company's fiscal year after the initial public offering of the Company's Common Stock on November 12, 1996, and for each succeeding quarter through and including the quarter ending on August 31, 1998. The prices set forth below have been adjusted to reflect the one for three reverse stock split effective November 2, 1998.

                                                          Common Stock
                                                          ------------
                                                      High              Low
                                                      ----              ---

      November 12, 1996 to November 30, 1996          $26.25            $22.00

      December 1, 1996 to February 28, 1997           $19.14            $12.75

      March 1, 1997 to May 31, 1997                   $25.15            $12.75

      June 1, 1997 to August 31, 1997                 $15.75            $ 3.93

      September 1, 1997 to November 30, 1997          $ 7.31            $ 2.94

      December 1, 1997 to February 28, 1997           $ 4.97            $ 3.19

      March 1, 1998 to May 31, 1998                   $ 4.22            $ 3.28

      June 1, 1998 to August 31, 1998                 $ 3.84            $ 1.78

      On November 20, 1998 the closing sale price for the Common Stock on NASDAQ was $1.78.

      Effective July 27, 1998 the Company's Board of Directors authorized the Company to make open market purchases of its Common Stock of up to 83,333 shares during the following six months. As of the close of business on November 20, 1998 52,866 shares were repurchased.

b)    Holders

      The approximate number of record holders of the Company's Common Stock, as of November 20, 1998 was 20.

c)    Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any dividends in the foreseeable future.

d)    Use of Proceeds

      The Company registered Common Stock and Warrants in an initial public offering on Form SB-2 which became effective on November 12, 1996. After deducting $1,488,778 in expenses incurred in connection with the offering, an aggregate of $5,468,721 of net proceeds was realized by the Company. The use of these net proceeds was reported on Forms SR filed with the Securities and Exchange Commission on February 11, 1997 and on August 18, 1997 in the Company's annual report on Form 10-KSB for the year ended August 31, 1997, and in its quarterly reports on Form 10-QSB for the quarters ended February 28, 1998 and May 31, 1998. Updating these reports, as of November 1, 1998 the disposition of the proceeds was as follows:

            Construction of plant building and facilities           $  360,140

            Purchases and installation of machinery and equipment   $  642,933

               (a) Acquisition of Landau Metal Products             $  624,190

               (b) Improvement to physical facilities               $   52,199

               (c) Equipment purchases                              $   60,281

               (d) Edutec                                           $  152,000

            Repayment of Indebtedness                               $1,315,058

            S Corporation Distribution                              $  688,034

            Marketing Plan                                          $  186,920

            To be used to fund marketing plan, acquire equipment,
             product development and working capital                $1,386,966

            Grand Total:                                            $5,468,721

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

      The Company sells ergonomically engineered modular support structures and technical furniture for microcomputers and electronic devices under the "Hergo" name through its Hergo subsidiary. The Company, through its LAN Metal subsidiary, provides custom specialty metal manufacturing and fabrication services and manufactures the line of Hergo products. The Company custom designs and assembles PC's and related products and provides technical services and support under the "Hertz" name through its Hertz Computer subsidiary. Through it's Edutec subsidiary, the Company offers state-of-the-art computerizes training facilities at it's New York City offices that can be used for software, sales, education, or management training.

Year Ended August 31, 1998 compared to Year Ended August 31, 1997.

Revenues

Company sales for the year ended August 31, 1998, were $9.40 million, compared to $10.51 million for the year ended August 31, 1997, an 11% decrease. A substantial portion of the decline in sales was attributed to the decline in computer sales. Computer sales for the year ended August 31, 1998 were $4,445,000 compared to $6,860,000 for the previous year.

Hertz Computer sales were impacted by several factors including the closing of Hertz's Israel division in February 1997, the reduction in sales to several customers who had made substantial purchases for the comparable year ended August 31, 1998 and by increasingly intense competition in the PC market, which is continuing. Offsetting some of the decline in sales was increased computer sales activity in the governmental area, generated in part, by the Company office in Albany. Additionally, a single customer purchase that totaled $1.4 million or 31% of Hertz Computer sales generated a large part of the Hertz Computer sales volume for the 1998 fiscal year. Although it is likely that the customer will continue purchasing from Hertz Computer, it is not expected to purchase any substantial volume in the foreseeable future. Generally speaking, the Company expects its traditional PC sales in Fiscal 1999 to be substantially lower than those in Fiscal 1998.

Hergo sales, on the other hand, increased by $191,000 for the year ended August 31, 1998 a 5% increase over last year. During this period Hergo concentrated on expanding its manufacturing and warehousing capacity, increasing efficiency and product diversity. Towards this end on December 5, 1997 Hertz Technology Group purchased substantially all the assets of a 65 year old machine shop known as Landau Metal Products Corp. for $1,040,000 and established a new division called LAN Metal Products Corp. The purchase resulted in the acquisition of additional machinery needed for expansion, additional manufacturing space, and the potential for increased sales from the new division market segment which consist principally of custom fabrication and contract manufacturing. Management from the previous company was retained, adding additional depth in engineering, production and sales. Sales of the LAN division for the year ended August 31, 1998 was $1,094,000.

Gross Profit

Gross profit was $2,943,000 (31% of net sales) and $3,828,000 (36% of net sales) for the year ended August 31, 1998 compared to the year ended August 31,1997, a decrease of $885,000.

The computer industry experienced an extremely volatile shift in the cost of technology related products made in the Far East. This extreme and shift caused computer inventories to either become obsolete or depreciate in value in a very short time. To reflect current values of its inventory, Hertz Computer lowered its inventory cost during the year ended August 31, 1998. The total reduction in inventory value for this period was $251,000. Because of this reduction, gross profit, for Hertz Computer Corp. for the year ended August 31, 1998 was $350,000 or 7.8% of net computer sales.

Computer division's gross profit for the year as calculated prior to the inventory write down, was $601,000 (14% of net computer sales) compared to the prior year of $1,599,000 (23% of net computer sales). This decrease is attributable to the need of meeting competition terms and the cost of large contract orders.

Hergo invested in efficiency and long term growth during the year ended August 31, 1998. Extensive costs were incurred in the second quarter and to a lesser extent in the third and fourth quarters to ramp-up the LAN Metal Products division and merge production of both LAN and Hergo products. For the current year ended August 31, 1998 compared to the year ended August 31, 1997, gross profit for Hergo was $2,234,000 (58% of Hergo sales) and $2,229,000 (61% of Hergo sales) respectively.

Gross profit from the LAN division for the year ended August 31, 1998 was $333,000 (30% of sales).

Selling, General and Administrative

Selling, general, and administrative expenses increased by $1.34 million for the year ended August 31, 1998 compared to the year ended August 31, 1997. Selling general and administrative expenses were impacted by the purchase of the LAN Metal division with it's associated expenses, establishment of a shipping and warehousing facility for the Hergo line, as well as increases in selling expenses both in Hergo and in Hertz Computer. Selling Expense increases included increased expenses in operating the new Albany sales office, increased advertising, and sales salaries as well as increased marketing costs. Administrative expense increases included increased costs associated with being a public entity including the year-end annual report and issuance of stock to an employee. During this period, additional reserves were established for resolution of an IRS audit, payment of final income taxes in reference to the Hertz Israel entity, and reserve for bad debts. A partial offset to these expenses was the benefit derived from the comparative decline in expenses due to the closing of Hertz Israel.

Provision for closing costs of Hertz-Israel

During the year ended August 31, 1997, the company recorded a provision of $201,000 for the closing costs of Hertz-Israel. This reflects a reduction of SG&A expenses for the year.

Other Income (Expense):

Other Income (net)

Other Income consisting of investment gains and losses as well as miscellaneous income increased by $130,000 for the year ended August 31, 1998 compared to the previous year. The increase in Other Income is due primarily to an investment loss incurred during fiscal 1997.

Interest, net

Net interest income for the year ended August 31, 1998 increased by $99,000 from the preceding year. The increase in interest income was primarily due to the elimination of interest expense incurred in the previous year prior to the completion of the Company's IPO after the first three months of that year.

Provision for Income Taxes

The tax benefit for the twelve months ended August 31, 1998 was $176,000. The tax provision of $ 233,000 for the twelve months ended August 31,1997 was calculated with Hertz Computer as a "C" corporation and Hergo as a subchapter "S" corporation, For the period of 9/1/96 to 11/12/96. From September 1, 1996 through November 12,1996 Hergo was classified as a subchapter "S" corporation and incurred no federal corporation tax. The tax provision from November 13, 1996 through August 31, 1997 was calculated at a blended rate between Hertz Computer as a "C" corporation for the full period and Hergo as a "C" corporation from November 13, 1996 through August 31, 1997.

Net Income and Earnings Per Share

Operations for the twelve months ended August 31,1998 resulted in a loss of approximately $810,000 or ($.76) per share compared to net income of $573,000 or $.59 per share for the twelve months ended August 31,1997.

A significant decline in corporate computer sales due to decreased orders from a few large customers offset the benefits obtained from increased government sales and the beginning of sales by the newly acquired LAN Metal Products Corp. subsidiary. Gross Profit declined due to reduced computer sales, reduction in the value of the inventory of Hertz Computer, the costs incurred by the start up of LAN, the move of much of the Hergo production facilities to the LAN facility and the increase in depreciation expense as a result of the acquisition of additional equipment.

Liquidity and Capital Resources

For the year ended August 31, 1998, the Company had a deficit cash flow from operations of $608,000, as compared to the generation of a positive cash flow of $713,000, for the previous year. The 1998 operating loss accounts for the principal reason for the decrease. Non cash transactions including depreciation and issued shares comprised a substantial portion of the loss and thus did not impact on cash flow. Accounts receivable increased $881,000 for the year ended August 31, 1998 from the previous year. The increase was primarily attributable to high levels of computer sales at year-end on a large contract, as well as several large shipments to universities, in preparation of the beginning of the school year. Since these sales occurred in August, payment was not received until subsequent to year-end.

Net purchases of fixed assets for the year ended August 31, 1998, were $677,000 as compared to $499,000 for the previous year. Included in the purchases during the current year were equipment for Hergo and Lan Metal production in the amount of $312,000 and improvements to the new LAN facility of $126,000. Also included was the purchase of assets from Edutec and the expansion and building of additional classrooms in the amount of $124,000.

On December 5, 1997 the Company purchased substantially all of the assets of Landau Metal Products Corp and established LAN Metal Products Corp. The cost of additional equipment purchases that were included in the initial LAN purchase ($476,000) are included in the cash paid for the assets ($624,000).

During the current year, the Company sold $1,811,000 in marketable securities. The proceeds from these sales were used to purchase fixed assets during the year, acquire the LAN Metal division with its machinery and equipment, and to provide the Company with temporary cash flow while it had unusually high receivables at year-end. Subsequent to year-end (early October 1998) the Company purchased marketable securities in the amount of $300,000.

During the twelve months ended August 31, 1998, the Company purchased on the open market a total of 35,434 shares of it's stock (as adjusted for the one for three reverse stock split), for a total of $108,000.

Working capital for the year ended August 31, 1998 was $4,017,000 compared to $5,929,000 for the year ended August 31, 1997, a $1,912,000 decline. The purchase of the Landau Metal Products assets, the loss for the period, as well as the purchases of additional production machinery accounted for the majority of the decline.

The Company as of August 31, 1998 had $1,900,000 in cash and marketable securities, which are available to fund Company operations and acquisitions.

Special Note Regarding Forward-Looking Statements

      Certain statements under the caption "Management's Discussion and Analysis" and elsewhere in this Form 10-K and in the letter of the Chairman, President and Chief Executive Officer in the Company's Annual Report to Stockholders, constitute "forward looking statements" within the meaning of
Section 21E of the Securities and Exchange Act of 1934. Words "believe", "expect" "future" "intend" "plan" and similar expressions as they relate to the Company or the Company's management identify forward - looking statements. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions, competition, success of new product development, effect of advertising and promotional efforts, brand awareness, the existence of or adherence to development schedules, continued patronage by existing customers, the ability to attract qualified managerial personnel, the existence or absence of adverse publicity, changes in business strategy or development plans, quality of management and terms and deployment of capital, business abilities and judgment of personnel and success in acquiring businesses.

Year 2000 Compliance

The Company is on schedule with a project that addresses the Year 2000 (Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The project is designed to ensure the compliance of all of the Company's applications, operating systems and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. All phases of the project should be completed by mid 1999 thus minimizing the impact of the Y2K problem on the Company's operations.

The total estimated cost of the required modifications to become Y2K compliant should not be material to the Company's financial position.

Failure to make all internal business systems Y2K compliant could result in an interruption in, or a failure of, some of the Company's business activities or operations. Y2K disruptions in the operations of key vendors could impact the Company's ability to obtain components necessary for the manufacture of products and fulfillment of contractual obligations. If one or more of these situations occur, the Company's results of operations, liquidity and financial condition could be materially and adversely affected. The Company is unable to determine the readiness of its key business partners at this time and is therefore unable to determine whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and reduce the possibility of significant interruptions of normal business operations.

New Accounting Standards

In June 1997, the FASB issued SFAS No. 131, "Disclosure about segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. The Company will adopt SFAS No. 131 in Fiscal 1999.

ITEM 7. FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Hertz Technology Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Hertz Technology Group, Inc. (a New York corporation) and Subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended August 31,1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Hertz Technology Group, Inc. and Subsidiaries as of August 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

New York, New York
November 2, 1998

                                     PART I
                              FINANCIAL INFORMATION

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                         AUGUST 31,
                                                                                     1998           1997
                                                                                     ----           ----
                                        ASSETS
CURRENT ASSETS:
    Cash                                                                         $   140,254    $   326,121
    Marketable securities                                                          1,759,994      3,570,799
    Accounts receivable, less allowance for
        doubtful accounts of $130,829 and $151,818 respectively                    2,362,030      1,185,258
    Inventories, net                                                                 709,228        997,766
    Prepaid expenses and other current assets                                        205,229        192,219
                                                                                 --------------------------
                Total current assets                                               5,176,735      6,272,163
                                                                                 --------------------------

PROPERTY AND EQUIPMENT, net                                                        1,543,277        617,501
                                                                                 --------------------------

GOODWILL, net of accumulated amortization of $27,002 in 1998                         237,881           --
                                                                                 --------------------------

DEFERRED TAXES                                                                       209,963           --

OTHER ASSETS                                                                         148,490        100,387
                                                                                 --------------------------
                Total assets                                                     $ 7,316,346    $ 6,990,051
                                                                                 ==========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                         AUGUST 31,
                                                                                     1998           1997
                                                                                     ----           ----
CURRENT LIABILITIES:
    Accounts payable                                                             $   616,035    $   179,289
    Notes payable                                                                    126,667           --
    Accrued expenses - other current payables                                        416,954        163,389
                                                                                 --------------------------
                Total current liabilities                                          1,159,656        342,678
                                                                                 --------------------------

NONCURRENT LIABILITIES:
    Notes payable to related party                                                   260,473         12,573
                                                                                 --------------------------
                Total noncurrent liabilities                                         260,473         12,573
                                                                                 --------------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value; 25,000,000 shares authorized; 1,128,450 and 1,055,000 shares issued, and 1,093,016 and 1,055,000 shares issued
      and outstanding as of August 31, 1998 and 1997                                   1,128          1,055
    Additional paid-in capital                                                     5,773,318      5,593,666
    Retained earnings                                                                229,799      1,040,079
    Less: Treasury Stock, 35,434 shares held at cost                                (108,028)          --
                                                                                 --------------------------
                Total stockholders' equity                                         5,896,217      6,634,800
                                                                                 --------------------------
                Total liabilities and stockholders' equity                       $ 7,316,346    $ 6,990,051
                                                                                 ==========================

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

                                                                         AUGUST 31,
                                                                         ----------

                                                                    1998            1997
                                                                ------------    ------------
NET SALES                                                       $  9,403,053    $ 10,508,193

COST OF GOODS SOLD                                                 6,460,027       6,680,139
                                                                ------------    ------------

                  Gross Profit                                     2,943,026       3,828,054

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:                      4,127,160       2,790,025
    Provision for closing costs of Hertz Israel                                      201,774
                                                                ------------    ------------
                                                                   4,127,160       2,991,799
                                                                ------------    ------------

                  Operating (loss) income                         (1,184,134)        836,255

OTHER INCOME (EXPENSE):
    Other income (expense), net                                       31,799         (98,307)
    Interest, net of interest expense of $41,936 for 1998 and
       $122,069 for 1997                                             166,156          67,443
                                                                ------------    ------------
    (Loss) Income before benefit / provision for income taxes       (986,179)        805,391

(BENEFIT) PROVISION FOR INCOME TAXES                                (175,899)        232,692
                                                                ------------    ------------

                  Net (loss) income                             $   (810,280)   $    572,699
                                                                ============    ============

NET (LOSS) INCOME PER SHARE
                            Basic                               $      (0.76)   $       0.59
                                                                ============    ============
                            Diluted                             $      (0.76)   $       0.59
                                                                ============    ============


HISTORICAL INCOME BEFORE PROVISION FOR INCOME TAXES                             $    805,391

UNAUDITED PRO FORMA PROVISION FOR INCOME TAXES                                       316,031
                                                                                ------------
    PRO FORMA NET INCOME                                                        $    489,360
                                                                                ============

PRO FORMA NET INCOME PER SHARE                                                  $       0.50
                                                                                ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
                            Basic                                  1,066,975         973,137
                                                                ============    ============
                            Diluted                                1,066,975         973,137
                                                                ============    ============
SUPPLEMENTARY NET INCOME PER SHARE                                              $       0.51
                                                                                ============

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR YEARS ENDED AUGUST 31, 1997 AND AUGUST 31, 1998

                                                                         Additional
                                                             Common        Paid-in      Treasury       Retained
                                                              Stock        Capital        Stock        Earnings          Total
                                                           -----------   -----------   -----------    -----------    -----------
BALANCE, August 31,1996                                    $       633   $   125,367   $      --      $   764,768    $   890,768

     Net income                                                   --            --            --          572,699        572,699

     Issuance of common stock and warrants in connection
          with initial public offering, net of
          expenses of $1,488,778                                   422     5,468,299          --             --        5,468,721

     S corporation Distributions to
          stockholders                                            --            --            --         (297,388)      (297,388)
                                                           -----------   -----------   -----------    -----------    -----------

BALANCE, August 31,1997                                          1,055     5,593,666          --        1,040,079      6,634,800

     Net Loss                                                     --            --            --         (810,280)      (810,280)

     Issuance of stock to employees                                 25        79,700          --             --           79,725

     Issuance of shares to related party in
     connection with purchase of Edutec                             48        99,952                                     100,000

     Repurchase of Treasury stock                                 --            --        (108,028)          --         (108,028)
                                                           -----------   -----------   -----------    -----------    -----------

BALANCE, August 31, 1998                                   $     1,128   $ 5,773,318   $  (108,028)   $   229,799    $ 5,896,217
                                                           ===========   ===========   ===========    ===========    ===========


  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997

                                                                                      YEAR ENDED
                                                                                      ----------
                                                                                      AUGUST 31,
                                                                                      ----------

                                                                                 1998           1997
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $  (810,280)   $   572,699
    Adjustments to reconcile net income to net cash provided by activities-
       Depreciation and amortization                                              258,838        152,604
       Allowance for doubtful accounts                                            (20,989)        27,949
       Stock issued as compensation                                                79,725           --
       Changes in operating assets and liabilities-
          Accounts receivable                                                    (880,689)       543,247
          Inventories                                                             399,564          1,507
          Prepaid expenses and other current assets                               (13,010)       290,221
          Deferred Taxes                                                         (209,963)          --
          Other assets                                                            (48,102)       (71,775)
          Accounts payable and accrued expenses                                   642,265       (550,893)
          Income taxes payable                                                       --         (247,327)
          Other liabilities                                                        (5,433)        (5,389)
                                                                              -----------    -----------
                Net cash provided by operating activities                        (608,074)       712,843
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property and equipment                                      (677,152)      (499,079)
    Sale/(Purchase) of Marketable Securities                                    1,810,805     (3,570,799)
    Acquisition of Lan Metal net of cash received                                (624,190)          --
    Acquisition of Edutec, net of cash received                                    20,772
                                                                              -----------    -----------
                Net cash used in investment activities                            530,235     (4,069,878)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                                   (108,028)          --
    Repayment of credit line to a bank                                               --       (1,126,372)
    Proceeds from issuance of common stock and
    Warrants, net of underwriting expense                                            --        5,468,721
    Net (repayments) under note payable to stockholder                               --         (246,686)
    Sub S distribution to stockholder                                                --         (688,036)
                                                                              -----------    -----------
                Net cash  provided by financing activities                       (108,028)     3,407,627
                                                                              -----------    -----------
                Net increase in cash and cash equivalents                        (185,867)        50,592

CASH and cash equivalents, beginning of period                                    326,121        275,529
                                                                              -----------    -----------

CASH and cash equivalents, end of period                                      $   140,254    $   326,121
                                                                              ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Details of LAN Acquisition                                   Details of Edutec Acquisition
--------------------------                                   -----------------------------
    Fair Value of Assets Acquired   1,050,595                Fair Value of Assets Acquired       137,450
    Liability Assumed                (390,595)               Liabilities Assumed                 (37,450)
                                    ---------
    Cash Paid                         660,000                Stock issued                       (100,000)
                                                                                             -----------
    Less:  Cash Acquired              (35,810)               Cash Paid                              --
                                    ---------
                                                             Less:  Cash Acquired                 20,772
                                                                                             -----------
    Net Cash paid for Acquisition     624,190                Net Cash paid for Acquisition       (20,772)
                                    ---------                                                -----------

Issuance of stock to Employees                                                $    79,725           --

Interest paid                                                                 $    34,235    $    21,683
Income taxes paid                                                             $   116,857    $   523,650

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 1998

1. COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Hertz Technology Group, Inc. (the "Company" or "Hertz Technology") was formed on June 18, 1996. Effective November 12, 1996, on the date of the initial public offering ("IPO") (Note 11), Hertz Computer Corporation ("Hertz Computer") and Hergo Ergonomic Support Systems, Inc. ("Hergo"), two entities under common control, were acquired by the Company (which is owned by the same shareholders) and became wholly owned subsidiaries. In December 1997, the Company acquired substantially all the assets of Landau Metal Products Corp. and started to do business under the new company Lan Metal Products Corp.("Lan"). In July 1998, the Company acquired Edutec Computer Education Institute, Inc. ("Edutec"). Accordingly, the financial statements are presented as consolidated. Hertz Computer owned 100% of Hertz Computers Information System (1985) Ltd. ("Hertz-Israel").

During fiscal 1997, Hertz Israel ceased operations. At August 31, 1997, all balances were immaterial to the consolidated totals.

Hertz Computer, Edutec, Hergo, and Lan are all located in New York City. Hertz Computer assembles and sells personal computers in the United States primarily within the New York Metropolitan area. Edutec offers state-of-the-art computerized training facilities that can be used for software, sales, education or management training. Hergo manufactures and sells space saving modular racks and technical furniture to help organize all types of computer hardware, communication and electronic equipment. Lan provides custom, contract manufacturing and fabrication of specialty metal products for use in a variety of industries. In addition, Lan designs and manufactures the Hergo line of products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Hertz Computer and Hergo, Lan, and Edutec. All inter-company transactions have been eliminated in consolidation.

Marketable Securities

The Company's marketable securities are comprised of equity and debt securities, all classified as trading securities, which are carried at their fair value based upon quoted market prices of those investments at August 31, 1998 and 1997. Accordingly, net realized and unrealized gains and losses are included in net earnings. For the years ended August 31, 1998 and 1997, these amounts were immaterial.

Revenue Recognition

Sales are recognized when the products are shipped. Payments received for products not yet shipped are recorded as a current liability. The provision for warranties is not material as all components are warranted to the Company by the manufacturers.

Inventories

Inventories, which consist primarily of finished goods, raw materials, components, and work in process, are valued at the lower of cost or market on the first-in, first-out (FIFO) basis.

Inventories as of August 31, consist of:

                                             1998         1997
                                         -----------  -----------
           Components                    $   176,053  $   424,544
           Raw materials                      75,780       80,453
           Work in process                    73,480       25,742
           Finished goods                    383,915      467,027
                                         -----------  -----------
                                         $   709,228  $   997,766
                                         ===========  ===========

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed under the straight-line method over estimated useful lives ranging from 5 to 10 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

The Company follows the principles of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. In evaluating recoverability, the Company estimates the future cash flows expected to result from the asset and its eventual disposition. If the sum of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. No such loss was recognized for year ended August 31, 1998. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill

Goodwill arose twice in the year in connection with the acquisitions of both Landau Metal Products Corp and Edutec. It is amortized on a straight-line basis over a period of 5 years. During 1997, the goodwill that was generated in connection with the acquisition of Hertz Israel was written off in connection with the closing of Hertz Israel.

In accordance with SFAS No. 121, the carrying value of goodwill is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company believes that no material impairment of goodwill exists at August 31, 1998.

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

Prior to the Company's IPO, Hergo, with the consent of its stockholders, elected to be treated as an S corporation for federal and state tax purposes, which provides that, in lieu of Hergo paying income taxes, the stockholders separately account for their pro rata shares of Hergo's items of income, deductions, losses, and credits. As such, prior to the IPO, Hergo did not incur federal income tax expense, although it did incur state and local tax expense. Effective November 12, 1996, the date of the Company's IPO, Hergo's S corporation status was terminated and, effective November 13, 1996, Hergo became a C corporation which is subject to federal income tax expense. Hertz Computer, Edutec, and Lan are C corporations, which incur federal, state and local income tax expense.

Net (Loss) Income Per Share

For the period ended August 31,1998, the Company adopted SFAS No. 128, "Earnings Per Share". In accordance with the requirements of SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issueable shares (which satisfy certain conditions) and excluded any potential dilution. Net earnings per common share amounts - assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net (loss) earnings is as follows:

                             Year ended                            Year ended
                           August 31, 1998                       August 31, 1997
                           ---------------                       ---------------

                          Loss        Shares     Per Share    Income         Shares     Per Share
                      (Numerator)  (Denominator)  Amounts   (Numerator)   (Denominator)  Amounts
Net (loss)
earnings              $ (810,280)                            $ 572,699
                      ----------                             ---------

BASIC EPS
Net (loss)
earnings
attributable to
common stock          $ (810,280)     1,066,975   $ (0.76)   $ 572,699        973,137    $ 0.59
                      ----------      ---------   -------    ---------        -------    ------

EFFECT OF DILUTIVE
SECURITIES
Stock Options
Stock Warrants

DILUTED EPS
Net (loss)
earnings
attributable to
common stock and
option exercises      $ (810,280)     1,066,975   $ (0.76)   $ 572,699        973,137    $ 0.59
                      ----------      ---------   -------    ---------        -------    ------

Options and warrants to purchase the following shares of common stock were not included in the computation of diluted EPS because the exercise price of those options was greater than the average market price of the common shares and accordingly would be antidilutive on loss/income per common share. The options and warrants outstanding at the end of the period are as follows:

                                              August 31,
                                   1998                        1997
                                   ----                        ----

   Options                        125,927                        --

   Warrants                     1,253,333                   1,253,333
                                ---------                   ---------

   Total Options/Warrants       1,379,260                   1,253,333
                                =========                   =========

Pro Forma Net Income Per Share

Pro forma net income per share is calculated as if Hergo was a C corporation for tax filing purposes during the year ended August 31, 1997. As such, an effective tax rate of 42% and 46% was used in calculating Hergo's pro forma net income tax provision, for 1997.

Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period as if the Company were recapitalized on September 1, 1997.

Supplementary Net Income Per Share

Supplementary net income per share is calculated for the year ended August 31, 1997. For August 31, 1997 supplementary net income per share is computed as if $1,126,372 and $246,686 of interest-bearing debt obligations were repaid from the net proceeds of the IPO as of September 1, 1996 and 1995, respectively, and assuming that (i) 91,537 (after giving effect to reverse stock split discussed in Note 11 below) of common shares were issued as of September 1, 1996 and 1995, respectively, to repay the interest-bearing debt obligations; (ii) $27,253 and $90,451 of interest expense, net of income tax expense, were eliminated as a result of such payment for the twelve months ended August 31, 1997.

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

Stock Options

In August 1996, the Company adopted its 1996 Stock Option Plan ("Option Plan") (see Note 12 for further description). The Company's policy is to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

The Company does not intend to adopt the measurement requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" for stock option grants to employees and, accordingly, the Company is required to disclose the pro forma net income and per share amounts in the notes to the financial statements using the fair value based method.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at August 31:

                                                          1998          1997
                                                       ----------    ----------
    Furniture, fixtures and equipment                  $  353,199    $  237,697
    Warehouse equipment                                   996,524       149,391
    Leasehold improvements                                612,169       388,818
    Vehicles                                               74,237        74,431
                                                       ----------    ----------
                                                        2,036,129       850,337
    Less-Accumulated depreciation and amortization       (492,852)     (232,836)
                                                       ----------    ----------
               Property and equipment, net             $1,543,277    $  617,501
                                                       ==========    ==========

3. ACQUISITIONS

On December 5, 1997, the Company acquired substantially all of the assets and business of Landau Metal Products Corp. ("Landau"), a company engaged in the of sheet metal fabrication in Long Island City, New York. The aggregate consideration paid to Landau was $660,000 in cash and a promissory note in the principal amount of $380,000, payable over a three-year period. The principal officer and sole stockholder of Landau was employed effective as of the closing by the buyer for five years at a fixed annual salary with additional incentive compensation if sales of the new company exceed certain prescribed targets. Goodwill computed as the excess of cost over the net assets acquired in the amount of $163,860 was recognized in connection with the purchase, and is being amortized over a five year life.

On July 23, 1998 the Company purchased all of the outstanding shares of Edutec, from Eli Hertz, the president and controlling shareholder of Hertz Technology Group. All of the issued and outstanding shares of Edutec were issued to the Company in exchange for 48,450 shares of the Company stock for a total purchase price of $100,000. The Company has recorded the excess purchase price paid over the fair value of the assets acquired as goodwill, which is being amortized over a 5-year life.

4. RELATED PARTY TRANSACTIONS

The Company has a note payable to an officer of the Lan subsidiary in the amount of $380,000 with interest at 7% per annum. The note provides for principal payments of $127,000, $127,000 and $126,000 payable on December 4, 1998, 1999 and 2000, respectively. Interest is calculated at 7% per annum and is paid quarterly. Interest expense for the year ended August 31, 1998 was $21,845.

Hertz Technology Group had two notes payable at 9.25%, due on demand to two stockholders in the amount of $211,966 and $34,720, respectively. The notes were collateralized by the Company's assets and subordinated to the notes payable to bank described in Note 3. During fiscal 1997, the loans were repaid in full. Interest expense for the note for the year ended August 31, 1997 was $3,745.

The Company purchased all of the Common Stock of Edutec from Eli Hertz (see Note
3).

5. LIFE INSURANCE

Hertz Computer is the beneficiary of a life insurance policy in the amount of $1,000,000 on the life of an officer of Hertz Computer. The policy's related cash surrender value is included in other assets in the accompanying consolidated balance sheets and amounted to $34,868 and $31,893 as of August 31, 1998 and 1997, respectively.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently occupies loft space on 75 Varick Street, consisting of 21,000 square feet, for a six-year period, which began on September 1, 1996, at an annual rental of $161,871. These facilities are used by the Company for its executive administrative and sales offices Edutec classrooms, and for manufacturing computers. The Company also leases an office in Albany for $14,225 a year under a lease which expired in June 1998, that includes an option exercisable by the Company to renew for an additional two years. The Company has not yet elected to renew this lease and is currently occupying the premises as a month to month tenant. The Company leases an aggregate of 16,000 square feet in Woodside, Queens, New York for its Hergo warehousing and distribution facility. The lease for this space, which ends on February 28, 2000, provides for an annual rent of approximately $100,000. The Company also leases 34,000 square feet in Long Island City, Queens, New York for manufacturing of Hergo and Lan products. The lease for this space ends in July 2002 and provides for an annual rent of $109,000.

The future minimum lease payments of all operating leases as of August 31, 1998 for the Company are as follows:

                    Fiscal year:
                        1999                      $   391,017
                        2000                          334,370
                        2001                          272,904
                        2002                          167,580
                        2003                                0
                                                  -----------
                                                  $ 1,165,871
                                                  ===========

Total rent expense related to the Company's premises for the years ended August 31, 1998 and 1997 was $346,821 and $232,338, respectively.

Litigation

In the normal course of business, the Company has entered into litigation with an outside party. Management does not anticipate that this lawsuit will have a material effect on the operations of the Company.

7. PROFIT SHARING PLAN

Hertz Computer has a profit sharing plan covering all eligible employees. For the years ended August 31, 1998 and 1997, the Company did not contribute to this plan. The Company has decided to terminate the plan and has submitted the request to the IRS.

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant component primarily relates to the allowances for doubtful accounts. Included in prepaid expenses and other current assets at August 31, 1998 and 1997 are deferred tax asset balances of $36,210 and $56,793, respectively relating to such temporary differences.

The Company has a net operating loss carryforward of approximately $1,050,000 available to offset future regular taxable income, which expires 2018. In 1998 management determined that it has become more likely than not that the Company will not realize all of its deferred tax asset for net operating losses and has therefore booked a valuation allowance against it in the amount of $150,000. Included on the balance sheet at August 31, 1998 is a net deferred tax asset balance of $209,963 relating to net operating loss carryforwards.

The components of current and deferred income taxes (benefit) expense are as follows:

                                                    August 31,
                                               1998            1997
                                            ---------       ---------
          Current:
             Federal                        $       0       $ 118,688
             State and local                   11,582         115,997
                                            ---------       ---------
                   Subtotal                    11,582         234,685
                                            ---------       ---------

          Deferred:
             Federal                         (185,299)         (1,016)
             State and local                   (2,182)           (977)
                                            ---------       ---------
                   Subtotal                  (187,481)         (1,993)
                                            ---------       ---------

                   Total                    $(175,899)      $ 232,692
                                            =========       =========

A reconciliation between the statutory federal tax rate and the effective tax rate is as follows:

                                                                 August 31,
                                                              1998         1997
                                                              ----         ----

         Statutory federal income tax rate                    (34)%         34%
         State and local taxes, net of federal benefit          1           10
         Hertz-Israel bad debt                                  -          (10)
         S Corporation (benefit)                                -           (8)
         Deferred tax asset valuation allowance                15            -
         Other                                                  -            2
                                                             ----         ----
                       Effective tax rate                      18%          28%
                                                             ====         ====

9. SEGMENT OPERATIONS

The operating results of significant segments of the consolidated Company at August 31, 1998 are as follows:

                                 Hertz            Hertz
                              Technology         Computer           Hergo             Lan             Edutec        Consolidated
                             -----------       -----------       -----------      -----------      -----------      ------------
Sales(unaffiliated)          $      --         $ 4,444,849       $ 3,838,660      $ 1,094,285      $    25,259      $ 9,403,053

Gross profit                        --             350,485         2,234,590          332,692           25,259        2,943,026

Operating (loss) income         (230,000)       (1,645,162)          603,291           84,554            3,183       (1,184,134)

Assets                         1,889,978         2,819,958         1,273,974        1,091,992          240,444        7,316,346

The operating results of significant segments of the consolidated Company at August 31, 1997 are as follows:

                                      Hertz             Hertz
                                    Technology         Computer       Hertz-Israel         Hergo        Consolidated
                                   -----------       -----------      ------------      -----------     -------------
Sales (unaffiliated)               $      --         $ 6,216,529      $   643,510       $ 3,648,154      $10,508,193

Inventory transfers from/(to)             --             332,128         (335,628)            3,500             --

Gross profit                              --           1,550,489           48,317         2,229,248        3,828,054

Operating income                      (198,793)          286,460         (169,643)          918,231          836,255

Assets                               3,572,857         2,155,590           11,050         1,250,554        6,990,051

10. GEOGRAPHIC AND CUSTOMER CONCENTRATION

The Company has a concentration of its sales in the New York Metropolitan area of approximately 72% for the years ended August 31, 1998 and 1997, respectively. Approximately 43% and 12% for the years ended August 31, 1998 and 1997, respectively, of its sales were to federal, state and city agencies or government-affiliated organizations, including hospitals and schools.

In addition, the Company had sales of approximately 15% to an individual customer for the year ended August 31, 1998.

11. STOCKHOLDERS' EQUITY

Initial Public Offering

On November 12, 1996, the Company registered 1,100,000 units (366,667 after giving effect to the reverse stock split described below), each unit consisting of one share of common stock, $.001 par value per share and two Class A warrants at an IPO price of $5.50 ($16.50 after giving effect to the reverse stock split). The warrants are exercisable one year from the effective date of the IPO and each warrant is convertible into one share of common stock at a price of $5.50 ($16.50 after giving effect to the reverse stock split). Shortly thereafter, in November 1996, the underwriter of the IPO exercised its over-allotment option to purchase 165,000 units (55,000 post reverse stock split) from the Company (165,000 shares and 330,000 warrants - pre reverse stock split and 55,000 shares and 110,000 warrants post reverse stock split, respectively) at $5.50 per unit ($16.50 after giving effect to the reverse stock split). The Company realized proceeds from the sale of common stock and warrants of $5,468,721 net of commissions and offering expenses of $1,488,778. To date no warrants have been exercised.

In November 1996, the Company utilized the proceeds from the IPO to pay approximately $245,000 of notes payable to the current stockholders and the entire balance of $895,000 of the current revolving credit line with the bank as of that date.

Treasury Stock

During fiscal 1998, the Company began repurchasing shares of its common stock traded in the open market. As of August 31, 1998, the Company had repurchased 35,434 shares of the Company's stock at an average price per share of $3.05 per share for an aggregate of $108,028.

Reverse Stock Split

At a special meeting held on September 4, 1998, the Board of Directors of the Company approved a one-for-three reverse split of the both the Company's common stock and Class A Warrants. On November 2, 1998, the holders of a majority of the common stock of the Company approved that resolution which became effective on November 2, 1998. All share and per share data included in this report have been retroactively restated to reflect this reverse stock split as required.

12. STOCK OPTION PLAN

On August 7, 1996, in order to attract and retain persons necessary for the success of the Company, the Company adopted its 1996 Stock Option Plan ("Option Plan") covering up to 250,000 of its shares of its common stock ("Shares"), pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or nonincentive stock options. The Option Plan, which expires on August 6, 2006, will be administered by the Company's Board of Directors or a committee designated by such group. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Incentive stock options granted under the Option Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Shares on the date of the grant, except that the term of an incentive stock option granted under the Option Plan to a shareholder owning more than 10% of the outstanding Shares may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Shares on the date of the grant.

The Company accounts for all plans under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted during 1998 have been granted at the fair market value of the Company's common stock. Had compensation cost for these plans been determined in accordance with SFAS No. 123, the Company's net income and EPS would have been reduced as follows:

                                    August 31, 1998
                                    ---------------

Net loss:             As reported               $(810,280)
                      Pro forma                 $(986,158)

Loss per Shares:
Basic:                As reported               $   (0.76)
                      Pro forma                 $   (0.92)

Diluted:              As reported               $   (0.76)
                      Pro forma                 $   (0.92)

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: (1) expected life of option of three years; (2) dividend yield of 0%; (3) expected volatility of 207%; and (4) risk-free interest rate of 4.45%. Transactions under the Plan during 1998 (there were no options granted during fiscal 1997) were as follows:

                                                 August 31, 1998
                                                 ---------------

                                                          Weighted Average
                                                Shares     Exercise Price
                                                ------     --------------

Outstanding at beginning of year                    --                  --
Granted                                        130,927               $4.50
Cancelled                                       (5,000)              $4.50
Terminated                                          --                  --
Exercised                                           --                  --
                                    --------------------------------------
Outstanding at end of year                     125,927               $4.50
                                    ======================================

Options excercisable at end of year                 --
                                    ==================

Weighted average fair value of
options granted                                                      $4.19
                                                            ==============

13. DISCRETIONARY SHARE BONUS AWARDS

The Company has reserved 33,333 shares for issuance to employees as a reward for past performance or as an incentive for future performance. The determination of the persons to receive Share Bonus Awards, the amount of shares for each recipient and the time of vesting shall be determined by the Board of Directors or by a committee to be designated by the Board of Directors. Shares may be awarded with immediate vesting or with deferred vesting. During the year ended August 31, 1998 there were 25,000 shares issued under the plan to an officer of the Company at the then fair market value.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

               None

                                    PART III

      Item 9 through 12 inclusive are omitted per General Instruction E. The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended August 31, 1998.

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


                        Hertz Technology Group Inc.


                        By:     /s/ Eli E. Hertz
                            -----------------------------------------------
                            Eli E. Hertz
                            Chairman, President and Chief Executive Officer

Date: November 25, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Date              Title
---------                    ----              -----

/s/ Eli E. Hertz             11/25/98          Chairman, President and
----------------                               Chief Executive Officer
Eli E. Hertz


/s/ I.Marilyn Hertz          11/25/98          Vice Chairperson and
-------------------                            Director
I.Marilyn Hertz


/s/ Barry J. Goldsammler     11/25/98          Senior Vice President
------------------------                       Chief Financial and Accounting
Barry J. Goldsammler                           Officer and Director


/s/ Beryl Ackerman           11/25/98          Director
------------------
Beryl Ackerman


/s/ Bruce Borner             11/25/98          Director
----------------
Bruce Borner