Form 10QSB
period 1998-11-30
HERTZ TECHNOLOGY GROUP INC
filed 1999-01-14
CIK 1020726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended November 30, 1998

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

      Yes |X|                No |_|

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

January 5, 1998

Common Stock, par value
$.001 per share                                              1,065,141
-----------------------                                 ------------------
        Class                                           Shares Outstanding

                          HERTZ TECHNOLOGY GROUP, INC.

                                NOVEMBER 30, 1998

                                      INDEX

                                                                            Page
                                                                            ----

PART I.           Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets as of
                  November 30, 1998 and August 31, 1998                       3

                  Consolidated Statements of Operations
                  for the three months  ended
                  November 30, 1998 and November 30, 1997                     4

                  Consolidated Statements of Cash
                  Flows for the three months ended
                  November 30, 1998 and November 30, 1997                     5

                  Consolidated Statements of Stockholders
                  Equity for year ended August 31, 1998 and
                  three months ended November 30, 1998                        6

                  Notes to Financial Statements                               7

  Item 2.         Management's Discussion and Analysis
                  of financial condition and results of
                  operations for the three months  ended
                  November 30, 1998                                           9

PART II.          Other Information

  Item 2.         Changes in securities and use of proceeds                  15


SIGNATURES                                                                   16

                                     PART I
                              FINANCIAL INFORMATION

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  ASSETS
                                                                        NOVEMBER 30,      AUGUST 31,
                                                                        ------------      ----------
                                                                            1998             1998
                                                                            ----             ----
                                                                          Unaudited         Audited
                                                                          ---------         -------
CURRENT ASSETS:
    Cash                                                                 $  624,314         140,254
    Marketable securities                                                 2,099,946       1,759,994
    Accounts receivable, less allowance for
        doubtful accounts of $97,968 and $130,829 respectively              955,039       2,362,030
    Inventories, net                                                        574,165         709,228
    Prepaid expenses and other current assets                               252,707         205,229
                                                                         ---------------------------
                Total current assets                                      4,506,171       5,176,735
                                                                         ---------------------------
PROPERTY AND EQUIPMENT, net                                               1,526,916       1,543,277
                                                                         ---------------------------
GOODWILL, net of accumulated amortization of $15,461 and $27,002
    respectively.                                                           222,420         237,881
                                                                         ---------------------------
DEFERRED TAXES                                                              209,963         209,963

OTHER ASSETS                                                                152,675         148,490
                                                                         ---------------------------
                Total assets                                             $6,618,145       7,316,346
                                                                         ===========================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        NOVEMBER 30,      AUGUST 31,
                                                                        ------------      ----------
                                                                            1998             1998
                                                                            ----             ----
CURRENT LIABILITIES:
    Accounts payable                                                     $  160,788         616,035
    Notes payable                                                           126,667         126,667
    Accrued expenses - other current payables                               320,569         416,954
                                                                         ---------------------------
                Total current liabilities                                   608,024       1,159,656
                                                                         ---------------------------
NONCURRENT LIABILITIES:
    Notes payable to banks and others                                       259,103         260,473
                                                                         ---------------------------
                Total noncurrent liabilities                                259,103         260,473
                                                                         ---------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock,  $.001 par value: 25,000,000 shares authorized
    1,128,475 and 1,128,450 shares issued, and 1,065,141 and
    1,093,016 shares issued and outstanding as of November 30, 1998
    and August 31, 1998, (respectively)                                       1,128           1,128
    Additional paid-in capital                                            5,773,318       5,773,318
    Less:Treasury Stock, 63,333 and 35,434 shares at cost as of
    November 30, 1998 and August  31, 1998, (respectively)                 (183,152)       (108,028)
    Retained earnings                                                       159,724         229,799
                                                                         ---------------------------
                Total stockholders' equity                                5,751,018       5,896,217
                                                                         ---------------------------
                Total liabilities and stockholders' equity               $6,618,145       7,316,346
                                                                         ===========================

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                     CONDSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                        ------------------
                                                                            NOVEMBER 30,
                                                                            ------------

                                                                       1998           1997
                                                                    -----------    -----------
NET SALES                                                           $ 1,887,434    $ 1,799,712

COST OF GOODS SOLD                                                    1,052,330      1,099,576
                                                                    -----------    -----------
         Gross Profit                                                   835,104        700,136

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            962,024        654,936
                                                                    -----------    -----------
   Operating (loss) income                                             (126,920)        45,200

OTHER INCOME (EXPENSE):
   Other income (expense), net                                            6,120          1,155
   Interest, net of interest expense of $6,913 for 1998 and
      $263 for 1997                                                      25,904         57,648
                                                                    -----------    -----------
         (Loss) Income before benefit/ provision for income taxes       (94,896)       104,003

(BENEFIT) PROVISION FOR INCOME TAXES                                    (24,821)        48,093
                                                                    -----------    -----------
         Net (loss) income                                          $   (70,075)   $    55,910
                                                                    ===========    ===========
NET (LOSS) INCOME PER SHARE
                                   Basic                            $     (0.07)   $      0.05
                                                                    ===========    ===========
                                   Diluted                          $     (0.07)   $      0.05
                                                                    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                   Basic                              1,074,804      1,054,480
                                   Diluted                            1,074,804      1,070,782
                                                                    ===========    ===========

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC.AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                  THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                 ------------------
                                                                                     NOVEMBER 30,
                                                                                     ------------

                                                                                  1998           1997
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $   (70,075)   $    55,910
    Adjustments to reconcile net income to net cash provided by activities-
        Depreciation and amortization                                              78,435         21,661
        Allowance for doubtful accounts                                           (32,861)        10,000
        Changes in operating assets and liabilities-
           Accounts receivable                                                  1,439,852       (138,955)
           Inventories                                                            135,063        134,025
           Prepaid expenses and other current assets                              (47,477)      (111,514)
           Other assets                                                            (4,186)        (8,165)
           Accounts payable and accrued expenses                                 (551,632)       101,237
           Capital lease                                                           (1,370)        (1,347)
                                                                              -----------    -----------
                  Net cash provided by operating activities                       945,749         62,852
                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property and equipment                                       (46,613)      (174,324)
    (Purchase)/ Sale of Marketable Securities                                    (339,952)       590,354
                                                                              -----------    -----------
                  Net cash used in investment activities                         (386,565)       416,030
                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                                    (75,124)       (18,047)
                                                                              -----------    -----------
                  Net cash  provided by financing activities                      (75,124)       (18,047)
                                                                              -----------    -----------
                  Net increase in cash and cash equivalents                       484,061        460,835

CASH and cash equivalents, beginning of period                                    140,254        326,121
                                                                              -----------    -----------
CASH and cash equivalents, end of period                                      $   624,315    $   786,956
                                                                              ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                                 $     6,913    $         0
Income taxes paid                                                             $         0    $    59,370

  The accompanying notes are an integral part of these consolidated statements

HERTZ TECHNOLOGY GROUP,  INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR YEAR ENDED AUGUST 31,1998 AND  THREE  MONTHS ENDED NOVEMBER 30, 1998

(UNAUDITED)

                                                            Additional
                                                 Common       Paid-in      Treasury       Retained
                                                 Stock        Capital        Stock        Earnings         Total
                                                 -----        -------        -----        --------         -----
BALANCE, August 31, 1997                            1,055     5,593,666            --      1,040,079      6,634,800

     Net Loss                                          --            --            --       (810,280)      (810,280)

     Issuance of stock to Employees                    25        79,700            --             --         79,725

     Issuance of shares to related party in
     connection with purchase of Edutec                48        99,952                                     100,000

     Repurchase of Treasury stock                      --            --      (108,028)            --       (108,028)
                                              -----------   -----------   -----------    -----------    -----------
BALANCE, August 31, 1998                      $     1,128   $ 5,773,318   $  (108,028)   $   229,799    $ 5,896,217
                                              ===========   ===========   ===========    ===========    ===========
     Net Income                                        --            --            --        (70,075)       (70,075)

     Repurchase of Treasury stock                      --            --       (75,124)            --        (75,124)

BALANCE, November 30, 1998                    $     1,128   $ 5,773,318   $  (183,152)   $   159,724    $ 5,751,018
                                              ===========   ===========   ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated statements

                          HERTZ TECHNOLOGY GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                November 30, 1998

1. BASIS OF PRESENTATION AND OPERATIONS

      The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Operating results for the three-month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Hertz Technology Group, Inc. ("Hertz" or the "Company") audited financial statements for the year ended at August 31, 1998.

2. EARNINGS PER SHARE

      For the periods ended November 30 , 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". In Accordance with the requirements of SFAS No. 128, net earnings per common share Amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issueable shares (which satisfy certain conditions) and excluding any potential dilution. Net earnings per common share amounts - assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                    Three months ended                      Three months ended
                                    November 30, 1998                       November 30, 1997
                                    -----------------                       -----------------
                           Income        Shares      Per Share      Income        Shares      Per Share
                         (Numerator)  (Denominator)   Amounts     (Numerator)  (Denominator)   Amounts
Net earnings (loss)        (70,076)                                   55,910

BASIC EPS
Net earnings (loss)
attributed to common
stock                    $ (70,076)     1,074,804    $    (.07)    $  55,910     1,054,480    $     .05
                         ---------      ---------    ---------     ---------     ---------    ---------
EFFECT OF DILUTED
SECURITIES
Stock Option
Stock Warrents                                                                      16,302

DILUTED EPS
Net earnings (loss)
attributable to common
stock and option
exercises                $ (70,076)     1,074,804    $    (.07)    $  55,910     1,070,782    $     .05
                         ---------      ---------    ---------     ---------     ---------    ---------

No diluted EPS is presented, for the three months ending on November 30 1998 as the effect of dilutive securities would be anti-dilutive on loss per common share.

Options to purchase the following shares of common stock were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common shares. For the three months ended November 30, 1998 the total is 1,384,260. For the three months ended November 30, 1997 the total amount is 1,253,333. The options were still outstanding at the end of the period.

3. REVERSE STOCK SPLIT

At a special meeting held on September 4, 1998, the Board of Directors of the Company approved a one-for-three reverse split of both the Company's common stock and Class A Warrants .On November 2, 1998, the holders of a majority of the common stock of the Company approved by written consent the inverse stock split which became effective on November 2, 1998. All share and per share data included in this report and as well as in the annual financial statements have been restated to reflect this reverse stock split.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

General

      The Company sells ergonomically engineered modular support structures and technical furniture for microcomputers and electronic devices under the "Hergo" name through its Hergo subsidiary. The Company, through its LAN Metal subsidiary, provides custom specialty metal manufacturing and fabrication services and manufactures the line of Hergo products. The Company custom designs and assembles PC's and related products and provides technical services and support under the "Hertz" name through its Hertz Computer subsidiary. Through it's Edutec subsidiary, the Company offers state-of-the-art computerized training facilities at it's New York City offices that can be used for software, sales, education, or management training.

Three Months Ended November 30, 1998 compared to Three Months Ended November 30, 1997.

Revenues

Company sales for the three months ended November 30, 1998, were $1.89 million, compared to $1.80 million for the period ended November 30, 1997, a 5% increase. Hergo sales increased to $1,136,000 for the three-month period ending November 30, 1998 from $969,000 for the comparable 1997 period, a 17% increase which more than accounted for the 5% overall increase in the Company's gross sales. The Lan Metal business, which was acquired in December 1997, subsequent to the prior quarterly period in 1997, contributed $289,000 of revenue for the three-month period ended November 30, 1998. Hertz computer sales continue to lag with sales of $425,00 compared to $831,000 for the same three-month period last year. The Company believes that currently its Hergo product line offers the greatest opportunity for future growth and the Company is focusing its marketing efforts on expanding and developing this line. The Company is also directing efforts in relation to designing value added services in the technology area, as well as Internet commerce based solutions. The PC hardware market has become increasingly competitive and over saturated. Although the Company is still actively pursuing this business, it is directing its efforts in hardware primarily in relation to the synergistic benefits that this business can bring to the Hertz Technology Group.

Gross Profit

Gross profit was $835,000 (44% of net sales) and $700,000 (39% of net sales) for the three months ended November 30, 1998 compared to the three months ended November 30, 1997, an increase of $135,000.

Gross profit for Hergo was $636,000 (56% of Hergo sales) for the period ended November 30, 1998 compared to $565,000 (58% of Hergo sales) for the three months ended November 30, 1997.

The computer industry continues to experience uncertainty in the cost of technology related products imported from the Far East. Furthermore, increased competition has resulted in

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

dwindling profit margins in the PC hardware arena. Consequently, Hertz gross profit was $49,000(11% of Hertz sales) for the three months ended November 30, 1998 compared to $135,000 (16% of Hertz sales) for the comparable period ended November 30,1997. LAN Metal (acquired in December 1997) produced gross profit of $113,000 (39% of LAN Metal sales).

The sharp increase in total profit margin is due to the change of the sales mix of the Company. Hergo and Lan Metal combined comprised 76% of sales for the three months ended November 30, 1998. Hergo sales (LAN Metal was not acquired until the following three-month period) comprised only 54% of total sales for the three months ended November 30, 1997.

Selling, General and Administrative

Selling, general, and administrative expenses increased by $307,000 for the three months ended November 30, 1998 compared to the three months ended November 30, 1997. Selling general and administrative expenses were impacted by the purchase of the LAN Metal division in December 1997 with it's associated expenses, establishment of a shipping and warehousing facility for the Hergo line, as well as increases in selling expenses both in Hergo and in Hertz Computer. Selling Expense increases included increased expenses in operating the Albany sales office, increased advertising, and sales salaries as well as increased marketing costs. Administrative expense increases included increased costs associated with investigating possible business ventures.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Other Income (Expense):

Other income for the three months ended November 30, 1998 was $6,000 compared to $1,000 for the comparable period last year.

Net interest income for the three months ended November 30, 1998 decreased by $32,000 from the preceding year. The decrease in interest income was primarily due to the reduction of marketable securities balances during the twelve months. This was further reduced by interest expense generated by the deferred payments of the purchase price of the LAN Metal acquisition.

Provision for Income Taxes

The tax benefit for the three months ended November 30, 1998 was $25,000. The tax provision for the three months ended November 30, 1997 was $ 48,000.

Net Income and Earnings Per Share

Operations for the three months ended November 30,1998 resulted in a loss of approximately $70,000 or ($.07) per share compared to net income of $56,000 or $.05 per share for the three months ended November 30, 1997.

Increased sales by Hergo and the LAN Metal division, together with greater gross profit margins attributable to them as compared to the Computer division, resulted in a gross profit increase of $135,000. This profit was reduced by increased SG&A costs that resulted in the establishment of the new infrastructure at LAN Metal, as well as a new warehouse facility for the Hergo product. Both of these types of costs were incurred for both the LAN Division and the Hergo division to maximize the production needed and the space required to ramp up product supply of the Hergo division. By the same token, sales and marketing efforts to increase sales of Hergo products have resulted in additional sales and marketing costs.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Liquidity and Capital Resources

For the three months ended November 30, 1998, the Company had cash from operations of $946,000, as compared to cash from operations of $63,000, for the comparable period last year. The collections of the relatively high August 1998 accounts receivable net of the accounts payable that was attributable to the August 1998 sales was the principal reason for the increase.

Net purchases of fixed assets for the three months ended November 30, 1998, were $47,000 as compared to $174,000 for the three months ended November 30, 1997.

During the three months ended November 30, 1998, the Company purchased $340,000 in marketable securities. The purchase of these securities was initiated in order to buy back securities which were sold in the last quarter of fiscal 1998 in order to provide the Company with a temporary cash flow during the period that the Company had unusually high receivables.

During the three months ended November 30, 1998, the Company purchased on the open market a total of 27,899 shares of it's stock for a total of $75,000.

Working capital for the three months ended November 30, 1998 was $3,898,000 compared to $4,017,000 for the year ended August 31, 1998, a $119,000 decline.

The Company as of November 30, 1998 had $2,724,000 in cash and marketable securities, which are available to fund Company's operations and expansion plan.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

      Certain statements under the caption "Management's Discussion and Analysis" and elsewhere in this Form 10-QSB constitute "forward looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Words "believe", "expect" "future" "intend" "plan" and similar expressions as they relate to the Company or the Company's management identify forward - looking statements. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions, competition, success of new product development, effect of advertising and promotional efforts, brand awareness, the existence of or adherence to development schedules, continued patronage by existing customers, the ability to attract qualified managerial personnel, the existence or absence of adverse publicity, changes in business strategy or development plans, quality of management and terms and deployment of capital, business abilities and judgment of personnel and success in acquiring businesses.

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

The total estimated cost of the required modifications to become Y2K compliant should not material to the Company's financial position.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

New Accounting Standards

In June 1997, the FASB issued SFAS No. 131, "Disclosure about segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. The Company will adopt SFAS No. 131 for reporting on the 10K for fiscal year end 1999.

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) As a result of the one for three reverse stock split on November 2, 1998, the 2,530,000 outstanding Class A Warrants were reduced to approximately 843,334. Each Warrant after the split will be exercisable to purchase one share of Common Stock at $16.50. The price of the Company's Common Stock at which the Class A Warrant becomes redeemable by the Company has been adjusted upward from $8.75 to $26.25.

      (b) The Company registered Common Stock and Warrants in an initial public offering on Form SB-2 which became effective on November 12, 1996. After deducting $1,488,778 in expenses incurred in connection with the offering, an aggregate of $5,468,721 of net proceeds was realized by the Company. The use of these net proceeds was reported on Forms SR filed with the Securities and Exchange Commission on February 11, 1997 and on August 18, 1997 in the Company's annual report on Form 10-KSB for the years ended August 31, 1997, and August 31, 1998 and in its quarterly reports on Form 10-QSB for the quarters ended February 28, 1998 and May 31, 1998. Updating these reports, as of November 1, 1998 the disposition of the proceeds was as follows:

            Construction of plant building and facilities             $  360,140

            Purchases and installation of machinery and equipment     $  642,933

               (a) Acquisition of Landau Metal Products               $  624,190

               (b) Improvement to physical facilities                 $   52,199

               (c) Equipment purchases                                $   60,281

               (d) Edutec acquisition and initial funding expenses    $  152,000

            Repayment of Indebtedness                                 $1,315,058

            S Corporation Distribution                                $  688,034

            Marketing Plan                                            $  211,842

            To be used to fund marketing plan, acquire equipment,

            product development and working capital                   $1,362,044

            Grand Total:                                              $5,468,721

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Hertz Technology Group, Inc


                                              /s/ Eli E. Hertz
Dated:   01/13/98                             ----------------------------------
                                              Eli E. Hertz, Chairman, President
                                              And Chief Executive Officer


                                              /s/ Barry J. Goldsammler
Dated:   01/13/98                             ----------------------------------
                                              Barry J. Goldsammler, Chief
                                              Financial and Accounting
                                              Officer