Form 10QSB
period 1999-02-28
HERTZ TECHNOLOGY GROUP INC
filed 1999-04-15
CIK 1020726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended February 28, 1999

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

                                  212-634-4000
                        ---------------------------------
                           (Issuer's telephone number)

              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes |X|       No |_|

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

April 13, 1999

Common Stock, par value
$.001 per share                                1,064,541
-----------------------                    ------------------
       Class                               Shares Outstanding

                          HERTZ TECHNOLOGY GROUP, INC.

                                FEBRUARY 28, 1999

                                      INDEX

                                                                            Page

PART I.         Financial Information

  Item 1.       Financial Statements

                Consolidated Balance Sheets as of
                February 28, 1999 and August 31, 1998                          3

                Consolidated Statements of Operations
                for the three months  and six months ended
                February 28, 1999 and February 28, 1998                        4

                Consolidated Statements of Cash
                Flows for the six  months ended
                February 28, 1999 and February 28, 1998                        5

                Consolidated Statements of Stockholders
                Equity for year ended August 31, 1998 and
                six  months ended February 28, 1999                            6

                Notes to Financial Statements                                  7

  Item 2.       Management's Discussion and Analysis
                of financial condition and results of
                operations for the three and six months
                ended February 28, 1999                                        8

PART II.        Other Information

  Item 2.       Changes in securities and use of proceeds                     14

  Item 6.       Exhibits and reports on Form 8-K                              15

SIGNATURES                                                                    16

                                     PART I
                              FINANCIAL INFORMATION

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    FEBRUARY 28,     AUGUST 31,
                                                    ------------     ----------
                                                        1999            1998
                                                        ----            ----
                                                     Unaudited         Audited
                                                     ---------         -------
CURRENT ASSETS:
   Cash                                             $   25,036       $  140,254
   Marketable securities                             2,255,486        1,759,994
   Accounts receivable, less allowance for
     doubtful accounts of $98,218 and
     $130,829 respectively                             847,103        2,362,030
   Inventories, net                                    640,620          709,228
   Prepaid expenses and other current assets           279,109          205,229
                                                    ----------       ----------
         Total current assets                        4,047,354        5,176,735
                                                    ----------       ----------

PROPERTY AND EQUIPMENT, net                          1,431,835        1,543,277
                                                    ----------       ----------


GOODWILL, net of accumulated amortization
   of $57,923 and $27,002 respectivelly                206,960          237,881
                                                    ----------       ----------

Deferred Tax                                           209,963          209,963
OTHER ASSETS                                           195,083          148,490
                                                    ----------       ----------
         Total assets                               $6,091,195        7,316,346
                                                    ==========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    FEBRUARY 28,     AUGUST 31,
                                                    ------------     ----------
                                                        1999            1998
                                                        ----            ----
CURRENT LIABILITIES:
   Accounts payable                                 $  185,910       $  616,035
   Notes payable                                       126,667          126,667
   Accrued expenses - other
     current payables                                  237,317          416,954
                                                    ----------       ----------
         Total current liabilities                     549,894        1,159,656
                                                    ----------       ----------

NONCURRENT LIABILITIES:
   Notes payable to banks and others                   131,089          260,473
                                                    ----------       ----------
         Total noncurrent liabilities                  131,089          260,473
                                                    ----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value:
   25,000,000 shares authorized
   1,128,475 shares issued and
   1,128,450 shares issued, and
   1,052,141 and 1,093,016 shares
   issued and outstanding as of
   February 28, 1999 and
   August 31, 1998, (respectively)                       1,128            1,128
   Additional paid-in capital                        5,773,318        5,773,318
   Less: Treasury Stock, 76,333 and
   35,434 shares at cost as of
   February 28, 1999 and
   August 31, 1998, (respectively)                    (217,669)        (108,028)
   Accumulated Deficit                                (146,565)         229,799
                                                    ----------       ----------
         Total stockholders' equity                  5,410,212        5,896,217
                                                    ----------       ----------
         Total liabilities and
           stockholders' equity                    $ 6,091,195       $7,316,346
                                                   ===========       ==========

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998

                                   (UNAUDITED)

                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                          ------------------            ----------------
                                             FEBRUARY 28,                  FEBRUARY 28,
                                             ------------                  ------------

                                          1999           1998           1999           1998
                                      -----------    -----------    -----------    -----------
NET SALES                             $ 1,385,404    $ 1,970,614    $ 3,272,838    $ 3,770,326

COST OF GOODS SOLD                        688,736      1,340,850      1,741,066      2,440,426
                                      -----------    -----------    -----------    -----------

      Gross Profit                        696,668        629,764      1,531,772      1,329,900

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                             1,009,591      1,273,502      1,971,615      1,928,438
                                      -----------    -----------    -----------    -----------

      Operating  loss                    (312,923)      (643,738)      (439,843)      (598,538)

OTHER INCOME (EXPENSE)
   Other                                   (9,290)       (18,112)        (3,170)       (16,957)
   Interest, net                           15,924         53,242         41,828        110,890
                                      -----------    -----------    -----------    -----------

      Loss  before provision for
        income taxes                     (306,289)      (608,608)      (401,185)      (504,605)

PROVISION FOR INCOME TAXES                     (0)      (284,373)       (24,821)      (236,280)
                                      -----------    -----------    -----------    -----------

      Net loss                        $  (306,289)   $  (324,235)   $  (376,364)   $  (268,325)
                                      ===========    ===========    ===========    ===========

NET LOSS PER SHARE - BASIC            $     (0.29)         (0.31)         (0.35)         (0.26)
                                      ===========    ===========    ===========    ===========

NET LOSS PER SHARE - DILUTED          $     (0.29)         (0.31)         (0.35)         (0.26)
                                      ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
   Basic                                1,063,303      1,051,982      1,069,020      1,047,409
                                      ===========    ===========    ===========    ===========

   Diluted                              1,063,303      1,051,982      1,069,020      1,047,409
                                      ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                  THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                          ----------------
                                                            FEBRUARY 28,
                                                            ------------

                                                        1999            1998
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $  (376,364)    $  (268,325)
   Adjustments to reconcile net income to
      net cash provided by activities-
      Depreciation and amortization                     208,367         123,416
      Allowance for doubtful accounts                   (32,611)         70,000
      Issuance of stock to Employees                     79,725
      Issuance of  stock options                              0          18,750
      Changes in operating assets and
        liabilities-
        Accounts receivable                           1,547,539         (76,357)
        Inventories                                      68,608         209,154
        Due from related parties                             --              --
        Prepaid expenses and other
          current assets                                (73,880)       (331,088)
        Other assets                                    (46,592)        (33,523)
        Accounts payable and accrued
          expenses                                     (609,765)        226,417
        Other liabilities                                (2,717)         (2,245)
                                                    -----------     -----------
             Net cash provided by
               operating activities                     682,585          15,925
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment              (66,004)       (307,587)
   (Purchase) Sale of Marketable Securities            (495,491)        782,369
   Acquisition of Business Acquired, net                      0        (624,190)
                                                    -----------     -----------
             Net cash used in investment
               activities                              (561,495)       (149,407)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                          (109,641)        (47,459)
   Repayment of notes payable to
      related party                                    (126,667)
                                                    -----------
             Net cash used in financing
               activities                              (236,308)        (47,459)
                                                    -----------     -----------
             Net decrease in cash and
               cash equivalents                        (115,218)       (180,942)

CASH and cash equivalents,
   beginning of period                                  140,254         326,121
                                                    -----------     -----------

CASH and cash equivalents,
   end of period                                    $    25,036     $   145,180
                                                    ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Business Acquired
   Assets Acquired                                                      850,925
   Goodwill                                                             163,860
   less:
   Liabilities Assumed                                                  390,595
                                                                    -----------
                                                                        624,190
                                                                    ===========

Issuance of stock to Employees                                      $    79,725
Issuance of  stock options                          $               $    18,750


Interest paid                                       $    11,782     $     1,895
Income taxes paid                                   $    24,579     $    94,370

  The accompanying notes are an integral part of these consolidated statements

HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR YEAR ENDED AUGUST 31,1998 AND SIX MONTHS ENDED FEBRUARY 28,1999

(UNAUDITED)

                                                                                         Retained
                                                           Additional                    Earnings
                                               Common       Paid- in      Treasury     (Accumulated
                                                Stock        Capital        Stock         Deficit)        Total
                                                -----        -------        -----         --------        -----
BALANCE, August 31,1997                      $     1,055     5,593,666            --    $ 1,040,079    $ 6,634,800

    Net Loss                                          --            --            --       (810,280)      (810,280)

    Issuance of stock to Employees                    25        79,700            --             --         79,725


    Issuance of shares to related party in
    connection with purchase of Edutec                48        99,952                                     100,000

    Repurchase of Treasury stock                      --            --   $  (108,028)            --       (108,028)
                                             -----------   -----------   -----------    -----------    -----------

BALANCE, August  31, 1998                          1,128     5,773,318      (108,028)       229,799      5,896,217


    Net Loss                                          --            --            --       (376,364)      (376,364)

    Repurchase of Treasury stock                      --            --      (109,641)            --       (109,641)

BALANCE, February 28, 1999                   $     1,128   $ 5,773,318   $  (217,669)   $  (146,564    $ 5,410,212
                                             ===========   ===========   ===========    ===========    ===========

                          HERTZ TECHNOLOGY GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                FEBRUARY 28, 1999

1. BASIS OF PRESENTATION AND OPERATIONS

      The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Operating results for the six-month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Hertz Technology Group, Inc. ("Hertz" or the "Company") audited financial statements for the year ended at August 31, 1998.

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

No diluted EPS is presented, for the three months six month periods ending on February 28, 1999 and 1998, as the effect of dilutive securities would be anti-dilutive on loss per common share.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

General

The Company offers full service Internet, communication and networking services under the name "RemoteIT.com" through its RemoteIT.com subsidiary. The Company markets ergonomically engineered modular technical office furniture, open racking systems, enclosure cabinets, personal workstations, training desks and other space-saving products under the "Hergo" name through its Hergo subsidiary. The Company, through its LAN Metal subsidiary, provides custom specialty metal manufacturing and fabrication products and manufactures the line of Hergo products. The Company custom designs and assembles PCs and related products under the "Hertz" name through its Hertz Computer subsidiary. Through its Edutec subsidiary, the Company offers customizable state-of-the-art training rooms at its New York City offices that are equipped with the latest PC workstations and A/V presentation technology.

Three Months and Six Months Ended February 28, 1999 compared to Three Months and Six Months Ended February 28, 1999

Revenues

Company sales for the three months ended February 28, 1999, were $1.39 million, compared to $1.97 million for the period ended February 28, 1998, a 29% decrease. Net sales for the six months ended February 28, 1999 were $3.27 million compared to $3.77 million in the six month period ended February 28, 1998 a 13% decrease. A substantial portion of the reduction in sales was attributed to the decline in computer sales. For the three months ended February 28, 1999 Hergo and LAN sales combined were $1,197,000 compared to sales of $1,282,000 last year for the comparable period, a decrease of $85,000 (7%). Combined Hergo and LAN sales for the six months ended February 28, 1999 were $2,624,000 compared to $2,251,000 for the six month period ended February 28, 1998, a $373,000 (17%) increase. Edutec sales were $27,000 for the three months and $64,000 for the six months ended February 28,1999. Hertz Computer sales for the quarter ended February 1999 were $160,000 compared to $689,000 for the comparable period in the previous year. For the six months ended February 28, 1999 computer sales were $584,000 compared to $1,520,000 for the six months ended February 28, 1998.

The Company believes that the newly formed subsidiary RemoteIT.com currently offers one of the two best opportunities for future growth. This division will be providing networking and communications products and services, Internet connectivity, web development, and other value- added services. The PC hardware market has become increasingly competitive and over saturated. The Company therefore will be directing its efforts in computer hardware manufacturing primarily as a synergistic product for the benefit that this business can bring to RemoteIT.com's computer systems integration and networking offerings. The Company is also directing its efforts in relation to expansion of the Hergo product line and is focusing its marketing efforts on expanding and developing this line.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Gross Profit

Gross profit was $697,000 (50% of net sales) for the three months ended February 28, 1999 as compared with $630,000 (32% of net sales) for the three months ended February 28, 1998, an increase of $67,000. Gross profit was $1,532,000 (47% of net sales) and $1,330,000 (35% of net sales) for the six months ended February 28, 1999 and February 28,1998, respectively, an increase of $202,000.

Improved profit margins from Hergo and LAN for the current three month and six month periods were the result of efficiencies gained by new machinery and the reduction of the initial costs that were needed to start the LAN production operation when the division was acquired in the quarter ended February 28, 1998. Combined Gross profit generated for Hergo and LAN for the three months and six months ended February 28, 1999 was $665,000 (55% of net sales) and $1,415,000 (54% of net sales) compared to $567,000 (44% of net sales) and $1,132,000 (50% of net sales) for the three months and six months ended February 28, 1998.

Gross profit generated from Hertz Computer for the six months ended February 28, 1999 was 9% of computer sales compared to 13% of sales for the same period last year. Although Hertz experienced a significant reduction in sales, it has retained some of its skilled and trained integration personnel in place. Fixed expenses such as rent and utilities could not yet be adjusted downward proportionally. The Company will pursue its efforts to recover some of its rental cost at the New York City facility by offering some of the available space for rent.

Selling, General and Administrative

Selling, general, and administrative expenses decreased for the quarter ended February 28, 1999 as compared to the preceding period by $264,000 and increased by $43,000 for the six months ended February 28, 1999 compared to the six months ended February 28, 1998 .

Selling general and administrative expenses were impacted by the purchase of the LAN Metal division in December 1997 with its associated expenses, establishment of a shipping and warehousing facility for the Hergo line, as well as increases in selling expenses both in Hergo and in Hertz Computer. Selling expense increases included expenses in advertising and sales salaries as well as increased marketing costs. Administrative expense increases included additional costs associated with investigating possible business ventures.

Administrative expenses that were incurred in the quarter and six months ended February 28, 1998 and which are not repeated in the current quarter and six month period included issuance of stock to an employee, and some additional legal and accounting costs. Additionally, during the period a year ago, additional reserves were established for resolution of an IRS audit, payment of final income taxes in reference to the Hertz Israel entity, and increased reserves for bad debts.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Other Income (Expense):

Other expense for the three months and six months ended February 28, 1999 was $9,000 and $3,000 compared to $18,000 and $17,000 for the comparable periods last year.

Net interest income for the three months and six months ended February 28, 1999 decreased by $37,000 and $69,000 for the comparable periods last year. The decrease in interest income was primarily due to the reduction of marketable securities balances during the twelve months. This was further reduced by interest expense generated by the deferred payments of the purchase price of the LAN Metal acquisition.

Provision for Income Taxes

The Company recorded no tax benefit for the three-month period ended February 28, 1999. The tax benefit for the six months ended February 28, 1999 was $25,000. The tax benefit for the three months and six months ended February 28, 1998 was $284,000 and $236,000 respectively.

Net Income and Earnings Per Share

Operations for the three months ended February 28, 1999 resulted in a loss of approximately $306,000 or $.29 per share compared to a loss of $324,000 or $.31 per share for the three months ended February 28, 1998.

Operations for the six months ended February 28, 1999 resulted in a loss of approximately $376,000 or $.35 per share compared to a loss of approximately $268,000 or $.26 per share for the comparable period last year.

Loss before provision for income taxes, however, for the three months and six months ended February 28,1999 was $306,000 ($.29 per share) and $401,000 ($.38 per share) respectively compared to a loss for the three months and six months ended February 28, 1998 of $609,000 ($.58 per share) and $505,000 ($.48 per share).

Increased sales by Hergo and the LAN Metal division, together with greater gross profit margins attributable to them as compared to the Computer division, resulted in a gross profit increase of $67,000 and $202,000 for the three months and six months ended February 28, 1999.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Liquidity and Capital Resources

For the six months ended February 28, 1999, the Company had cash provided by operations of $683,000, as compared to cash provided by operations of $16,000, for the comparable period last year. The collections of the relatively high August 1998 accounts receivable net of the accounts payable that was attributable to the August 1998 sales was the principal reason for the increase.

Net purchases of fixed assets for the six months ended February 28, 1999, were $66,000 as compared to $308,000 for the six months ended February 28, 1998.


During the six months ended February 28, 1999, the Company purchased $495,000 in marketable securities. The purchase of these securities was initiated to buy back securities which were sold in the last quarter of fiscal 1998 in order to provide the Company with a temporary cash flow during the period that the Company had unusually high receivables.

During the six months ended February 28, 1999, the Company purchased on the open market a total of 40,900 shares of its stock for a total of $110,000.

Working capital for the three months ended November 30, 1998 was $3,497,000 compared to $4,017,000 for the year ended August 31, 1998, a $520,000 decline.

The Company as of February 28, 1999 had $2,280,000 in cash and marketable securities, which are available to fund the Company's operations and expansion plan.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements under the caption "Management's Discussion and Analysis" and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Words "believe," "expect," "future," "intend," "plan," and similar expressions as they relate to the Company or the Company's management identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, competition, success of new product development, effect of advertising and promotional efforts, brand awareness, the existence of or adherence to development schedules, continued patronage by existing customers, the ability to attract qualified managerial personnel, the existence or absence of adverse publicity, changes in business strategy or development plans, quality of management and terms and deployment of capital, business abilities and judgment of personnel and success in acquiring businesses.

Year 2000 Compliance

The Company is on schedule with a project that addresses the Year 2000 (Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The project is designed to ensure the compliance of all of the Company's applications, operating systems and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. All phases of the project should be completed by mid-1999 thus minimizing the impact of the Y2K problem on the Company's operations.

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

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) As a result of the one for three reverse stock split on November 2, 1998, the 2,530,000 outstanding Class A Warrants were reduced to approximately 843,334. Each Warrant after the split will be exercisable to purchase one share of Common Stock at $16.50. The price of the Company's Common Stock at which the Class A Warrant becomes redeemable by the Company has been adjusted upward from $8.75 to $26.25. The Warrants are exercisable through November 11, 2001.

      (b) The Company registered Common Stock and Warrants in an initial public offering on Form SB-2 which became effective on November 12, 1996. After deducting $1,488,778 in expenses incurred in connection with the offering, an aggregate of $5,468,721 of net proceeds was realized by the Company. The use of these net proceeds was reported on Forms SR filed with the Securities and Exchange Commission on February 11, 1997 and on August 18, 1997 in the Company's annual report on Form 10-KSB for the years ended August 31, 1997, and August 31, 1998 and in its quarterly reports on Form 10-QSB for the quarters ended February 28, 1998 , May 31, 1998, and November 30, 1998. Updating these reports, as of February 28, 1999 the disposition of the proceeds was as follows:

        Construction of plant building and facilities          $  360,140

        Purchases and installation of machinery and
          equipment                                            $  642,933

           (a) Acquisition of Landau Metal Products            $  624,190

           (b) Improvement to physical facilities              $   52,199

           (c) Equipment purchases                             $   60,281

           (d) Edutec acquisition and initial
               funding expenses                                $  152,000

        Repayment of Indebtedness                              $1,315,058

        S Corporation Distribution                             $  688,034

        Marketing Plan                                         $  312,972

        To be used to fund marketing plan, acquire
          equipment, product development and
          working capital                                      $1,260,914

        Grand Total:                                           $5,468,721

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            None

      (b)   Reports on Form 8-K

            A report on Form 8-K was filed on January 19, 1999 covering "Item 4:
      Changes in Registrant's Certifying Accountant."

            A report on Form 8-K was filed on January 25, 1999 covering "Item 4:
      Changes in Registrant's Certifying Accountant."

            A report on Form 8-K was filed on January 25, 1999 covering "Item 7:
      Financial Statements, Pro Forma Financial Statements and Exhibits." A letter from Arthur Andersen LLP dated January 25, 1999 was filed as an exhibit under the cover of this report.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Hertz Technology Group, Inc


                                           /s/ Eli E. Hertz
Dated: 04/14/99                            -------------------------------------
                                           Eli E. Hertz, Chairman, President
                                           And Chief Executive Officer


                                           /s/ Barry J. Goldsammler
Dated: 04/14/99                            -------------------------------------
                                           Barry J. Goldsammler, Chief Financial
                                           and Accounting Officer