Form 10QSB
period 1999-05-31
HERTZ TECHNOLOGY GROUP INC
filed 1999-07-15
CIK 1020726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly period ended May 31, 1999

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1939

               For the transition period from _______ to _________

                         Commission File Number: 0-21679

                          HERTZ TECHNOLOGY GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                       13-3896069
---------------------------------------        ---------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                    identification number)

       75 Varick Street                                     10013
---------------------------------------        ---------------------------------
(Address of principal executive offices)                  (Zip Code)

                                  212-634-4000
                           --------------------------
                           (Issuer's telephone number)

         ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes   |X|                  No   |_|

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

July 14, 1999

Common Stock, par value
$.001 per share                                                 2,129,083
-----------------------                                     ------------------
        Class                                               Shares Outstanding

                          HERTZ TECHNOLOGY GROUP, INC.

                                  MAY 31, 1999

                                      INDEX

                                                                    Page
                                                                    ----

PART I.       Financial Information

 Item 1.      Financial Statements

              Consolidated Balance Sheets as of
              May 31, 1999 and August 31, 1998                       3

              Consolidated Statements of Operations
              for the three months  and nine months ended
              May 31, 1999 and May 31, 1998                          4

              Consolidated Statements of Cash
              Flows for the nine  months ended
              May 31, 1999 and May 31, 1998                          5

              Consolidated Statements of Stockholders
              Equity for year ended August 31, 1998 and
              nine  months ended May 31, 1999                        6

              Notes to Financial Statements                          7

 Item 2.      Management's Discussion and Analysis
              of financial condition and results of
              operations for the three and nine months ended
              May 31, 1999                                           8

PART II.      Other Information

 Item 2.      Changes in securities and use of proceeds             14

SIGNATURES                                                          15

                                     PART I
                              FINANCIAL INFORMATION

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        MAY 31,       AUGUST 31,
                                                         1999           1998
                                                         ----           ----
                                                      Unaudited        Audited
                                                      ---------        -------
CURRENT ASSETS:
  Cash                                              $    72,232    $   140,254
  Marketable securities                               1,703,563      1,759,994
  Accounts receivable, less allowance for
      doubtful accounts of $96,133 and
      $130,829 respectively                             921,127      2,362,030
  Inventories, net                                      638,983        709,228
  Prepaid expenses and other current assets             423,798        205,229
                                                    -----------    -----------
          Total current assets                        3,759,703      5,176,735
                                                    -----------    -----------

PROPERTY AND EQUIPMENT, net                           1,728,863      1,543,277
                                                    -----------    -----------

GOODWILL, net of accumulated amortization
  of $73,383 and $27,002 respectivelly                  257,250        237,881
                                                    -----------    -----------

Deferred Tax                                            209,963        209,963
OTHER ASSETS                                            290,513        148,490
                                                    -----------    -----------
          Total assets                              $ 6,246,292      7,316,346
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        MAY 31,      AUGUST 31,
                                                         1999          1998
                                                         ----          ----
CURRENT LIABILITIES:
  Accounts payable                                  $   200,428    $   616,035
  Notes payable                                         167,467        126,667
  Accrued expenses - other current payables             283,627        416,954
                                                    -----------    -----------
          Total current liabilities                     651,522      1,159,656
                                                    -----------    -----------

NONCURRENT LIABILITIES:
  Notes payable to banks and others                     275,942        260,473
                                                    -----------    -----------
          Total noncurrent liabilities                  275,942        260,473
                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock,  $.001 par value: 3,000,000
      shares authorized 2,306,949 shares
      and 2,256,900 shares issued, and 2,129,083
      and 2,186,032 shares outstanding
      as of May  31, 1999 and
      August 31, 1998, (respectively)                     2,306          2,256
  Additional paid-in capital                          5,837,890      5,772,190
  Less: Treasury Stock, 177,867 and 70,868
      shares at cost as of
  May 31, 1999 and August 31, 1998,
      (respectively)                                   (284,526)      (108,028)
  Accumulated Deficit                                  (236,842)       229,799
                                                    -----------    -----------
          Total stockholders' equity                  5,318,828      5,896,217
                                                    -----------    -----------
          Total liabilities and stockholders'
            equity                                  $ 6,246,292    $ 7,316,346
                                                    ===========      =========

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE MONTHS AND NINE MONTHS ENDED MAY 31, 1999 AND 1998

                                   (UNAUDITED)

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                MAY 31,                     MAY 31,
                                                                -------                     -------

                                                         1999          1998           1999           1998
                                                    -----------    -----------    -----------    -----------
NET SALES                                           $ 1,734,931    $ 2,466,999    $ 5,007,769    $ 6,237,325

COST OF GOODS SOLD                                      878,838      1,815,036      2,619,904      4,255,462
                                                    -----------    -----------    -----------    -----------

          Gross Profit                                  856,093        651,963      2,387,865      1,981,863

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            971,243        969,105      2,942,858      2,897,543
                                                    -----------    -----------    -----------    -----------


          Operating  loss                              (115,150)      (317,142)      (554,993)      (915,680)

OTHER INCOME (EXPENSE)
    Other                                                (3,925)        40,943         (7,095)        23,985
    Interest, net                                        19,256         13,845         61,084        124,735
                                                    -----------    -----------    -----------    -----------

          Loss  before provision for income taxes       (99,819)      (262,354)      (501,004)      (766,960)

PROVISION FOR INCOME TAXES                               (9,542)       (97,018)       (34,363)      (333,298)
                                                    -----------    -----------    -----------    -----------

          Net loss                                  $   (90,277)   $  (165,336)   $  (466,641)   $  (433,662)
                                                    ===========    ===========    ===========    ===========


NET LOSS PER SHARE - BASIC                          $     (0.04)         (0.08)         (0.22)         (0.20)
                                                    ===========    ===========    ===========    ===========

NET LOSS PER SHARE - DILUTED                        $     (0.04)         (0.08)         (0.22)         (0.20)
                                                    ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
  Basic                                               2,129,083      2,139,066      2,135,480      2,118,019
                                                    ===========    ===========    ===========    ===========

  Diluted                                             2,129,083      2,139,066      2,135,480      2,118,019
                                                    ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                     NINE MONTHS ENDED MAY 31, 1999 AND 1998

                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                            MAY 31,
                                                                                            -------

                                                                                      1999           1998
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $  (466,641)   $  (433,663)
  Adjustments to reconcile net income to net cash provided by activities-
    Depreciation and amortization                                                     320,095        215,906
    Allowance for doubtful accounts                                                   (34,696)      (100,989)
    Issuance of stock to Employees                                                                    79,725
    Changes in operating assets and liabilities-
       Accounts receivable                                                          1,475,599        (37,369)
       Inventories                                                                     70,245        557,083
       Prepaid expenses and other current assets                                     (218,569)      (503,543)
       Other assets                                                                  (142,024)       (49,065)
       Accounts payable and accrued expenses                                         (552,997)       230,957
       Capital Lease                                                                        0          6,839
                                                                                  -----------    -----------
               Net cash provided by operating activities                              451,012        (34,119)
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                                            (272,300)      (420,067)
  (Purchase) Sale of Marketable Securities                                             56,431        912,436
  Acquisition of Business Acquired, net                                                     0       (624,190)
                                                                                  -----------    -----------

               Net cash used in investment activities                                (215,869)      (131,821)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                                         (176,498)       (47,459)
  Repayment of notes payable to related party                                        (126,667)
                                                                                  -----------    -----------
               Net cash  used in  financing activities                               (303,165)       (47,459)
                                                                                  -----------    -----------
               Net decrease in cash and cash equivalents                              (68,022)      (213,399)

CASH and cash equivalents, beginning of period                                        140,254        326,121
                                                                                  -----------    -----------

CASH and cash equivalents, end of period                                          $    72,232    $   112,722
                                                                                  ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Non Cash Financing Activity
Capital leases entered into this period                                               187,000

Business Acquired
  Assets Acquired                                                                                    850,925
  Goodwill                                                                                           163,860
  less: Liabilities Assumed                                                                          390,595
                                                                                                 -----------
                                                                                                     624,190
                                                                                                 ===========

Issuance of stock to Employees                                                                   $    79,725

Interest paid                                                                     $    16,215    $    27,285

Income taxes paid                                                                 $    35,277    $    94,370

  The accompanying notes are an integral part of these consolidated statements

HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR YEAR ENDED AUGUST 31,1998 AND NINE MONTHS ENDED MAY 31,1999

(UNAUDITED)

                                                                                         Retained
                                                            Additional                   Earnings
                                                Common       Paid- in      Treasury    (Accumulated
                                                Stock        Capital        Stock         Deficit)        Total
                                                -----        -------        -----         --------        -----

BALANCE, August 31,1997                     $     2,110     5,592,611            --    $ 1,040,079    $ 6,634,800

   Net Loss                                          --            --            --       (810,280)      (810,280)

   Issuance of stock to Employees                    50        79,675            --             --         79,725

   Issuance of shares to related party in
   connection with purchase of Edutec                96        99,904                                     100,000

   Repurchase of Treasury stock                      --            --   $  (108,028)            --       (108,028)
                                            -----------     ---------   -----------    -----------    -----------

BALANCE, August 31,1998                           2,256     5,772,190      (108,028)       229,799      5,896,217

   Net Loss                                          --            --            --       (466,641)      (466,641)

   Issuance of shares for purchase
   of RemoteIT                                       50        65,700                                      65,750
   Repurchase of Treasury stock                      --            --      (176,498)            --       (176,498)
                                            -----------     ---------   -----------    -----------    -----------

BALANCE, May  31, 1999                      $     2,306   $ 5,837,890   $  (284,526)   $  (236,842)   $ 5,318,828
                                            ===========   ===========   ===========    ===========    ===========

                          HERTZ TECHNOLOGY GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  MAY 31, 1999

1. BASIS OF PRESENTATION AND OPERATIONS

      The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Operating results for the three month and nine-month periods ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Hertz Technology Group, Inc. ("Hertz" or the "Company") audited financial statements for the year ended at August 31, 1998.

2. EARNINGS PER SHARE

For the period ended November 30 , 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". In Accordance with the requirements of SFAS No. 128, net earnings per common share amounts ("basic EPS") was computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issueable shares (which satisfy certain conditions) and excluding any potential dilution. Net earnings per common share amounts - assuming dilution ("diluted EPS") was computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

No diluted EPS is presented, for the three month and nine month periods ended on May 31, 1999 and 1998, as the effect of dilutive securities would be anti-dilutive on loss per common share.

3. STOCK DIVIDEND

At a special meeting held on April 16, 1999, the Board of Directors of the Company approved a 100% stock dividend payable on May 18, 1999 to stockholders of record on April 29, 1999. As a result of the stock dividend each of the Company's Class A Warrants are exercisable to purchase two shares of Common Stock at a price of $8.25 per share. All share and per share data included in this report have been restated to reflect this as a stock split.

4. ACQUISITION OF REMOTEIT.COM

On March 1, 1999 the Company acquired all the outstanding stock of RemoteIt.com, Inc. from its stockholders in exchange for which the Company issued 50,000 shares of its Common Stock (adjusted to reflect the 100% stock dividend of May 18, 1999).The Company is reflecting the purchase price based on the value of its Common Stock of $65,750 as Goodwill.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

The Company offers full service for Novell(R) and Microsoft(R) networking solutions, Internet and Web related services including high speed communication services such as T1 and DSL from companies such as Northpoint(R) and BellAtlantic(R) under the "RemoteIT.com" name, through its RemoteIT.com subsidiary. The Company custom designs and assembles personal workstations, networking, communication and WEB servers under the "Hertz Computer(R)" name through its Hertz Computer subsidiary. Through its Edutec(R) subsidiary, the Company offers customizable state-of-the-art training rooms at its New York City headquarters. The rooms are equipped with the latest PC workstations and A/V presentation technology. RemoteIT.com. Hertz Computer and Edutec comprise the Technology Group.

The Company also designs, manufactures and sells ergonomically engineered modular technical office furniture, open racking systems, data and communications cabinets and enclosures, personal workstations, training desks, assembly workbenches, KVM switches and other technical workspace solutions under the "Hergo(R)" name through its Hergo subsidiary. The Company, through its LAN Metal subsidiary provides custom specialty metal manufacturing and fabrication products and also manufacturers the line of Hergo products. Together Hergo and LAN comprise the "Hergo Group."

Three Months and Nine Months Ended May 31, 1999 compared to Three Months and Nine Months Ended May 31, 1999

Revenues

Company sales for the three months ended May 31, 1999, were $1.73 million, compared to $2.47 million for the period ended May 31, 1998, a 30% decrease. Net sales for the nine months ended May 31, 1999 were $5.01 million compared to $6.24 million for the nine month period ended May 31, 1998, a 20% decrease. A substantial portion of the reduction in sales was attributed to the decline in computer sales. For the three months ended May 31, 1999 the Hergo Group sales combined were $1,283,000 compared to sales of $1,455,000 for the comparable period in 1998, a decrease of $172,000 (12%). Hergo Group sales for the nine months ended May 31, 1999 were $3,907,000 compared to $3,706,000 for the nine month period ended May 31, 1998, a $201,000 (5%) increase. Sales of the Technology Group were $452,000 for the three months ended May 31, 1999 compared to $1,012,000 for the three months ended May 31, 1998. Sales for the Technology Group for the nine months ended May 31, 1999 were $1,101,000 compared to $2,531,000 for the comparable period in the previous year. RemoteIT.com was acquired on March 1, 1999 and contributed $245,000 in sales.

The Company believes that the newly formed subsidiary RemoteIT.com, together with the Hergo Group, currently offers the best opportunities for future growth. RemoteIT.com is providing networking and communications products and services, Internet connectivity, Web development, and other value- added services. The recent partnering with Northpoint Communications and Bell Atlantic are steps that have been taken to provide the latest available technologies in communication and networking services. The PC hardware market has become increasingly competitive and over saturated and the Company is be directing its efforts in computer hardware manufacturing primarily to support the integration and networking business generated by RemoteIT.com. The Company is also directing its resources to expanding Hergo's national

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

presence through better distribution channels within the reseller and dealer marketplace and expanding the product line to include products currently in high demand such as data and communications cabinets and enclosures. To this end the Company has invested considerable resources in its acquisition of precision CNC laser and other advanced fabricating machinery.

Gross Profit

Gross profit in dollars and as a percentage of sales increased substantially during the three months and nine months ended May 31, 1999 as compared to the comparable three-month and nine-month periods in the previous year.

Gross profit was $856,000 (49% of net sales) for the three months ended May 31, 1999 as compared with $652,000 (26% of net sales) for the three months ended May 31, 1998, an increase of $204,000 (31%). Gross profit was $2,388,000 (48% of net sales) and $1,982,000 (32% of net sales) for the nine months ended May 31, 1999 and May 31,1998, respectively, an increase of $406,000 (21%).

Improved profit margins from the Hergo Group for the current three month and nine month periods were the result of efficiencies gained by new machinery and the reduction of the costs that were needed to start the LAN production operation when the division was acquired in the quarter ended February 28, 1998. Gross profit generated from the Hergo Group for the three months and nine months ended May 31, 1999 was $748,000 (59% of net sales) and $2,163,000 (55% of net sales) compared to $794,000 (55% of net sales) and $1,926,000 (52% of net sales) for the three months and nine months ended May 31, 1998.

Gross profit generated from the Technology Group for the three months ended May 31, 1999 was $108,000 (24% of sales) compared to $109,000 (11% of sales ) for the same period last year. The Gross profit for the three months ended May 31, 1998 was adjusted upward to add back the inventory write down from the Hertz Computer division of $251,000. Gross profit from the Technology Group for the nine months ended May 31,1999 and May 31,1998 was $225,000 (20% of net sales) and $307,000 (12% of net sales) respectively. Here, too, the 1998 year to date gross profit was adjusted upwards by $251,000 to reflect gross profit before an inventory write down of the Technology Group.

The addition of the RemoteIT.com division increased the profit margin percentages. This is consistent with the Company's intent on reducing the hardware portion of its technology business in favor of a greater emphasis on service related business.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Selling, General and Administrative

Selling, general, and administrative expenses increased slightly for the quarter ended May 31, 1999 compared to the quarter ended May 31, 1998 ($2,000) and for the nine months ended May 31, 1999 compared to the comparable period ended May 31, 1998 ($45,000).

Selling general and administrative expenses were impacted by the purchase of the LAN Metal division in December 1997 with its associated expenses, establishment of a shipping and warehousing facility for the Hergo line, as well as increases in selling expenses both in Hergo and in Hertz Computer. In March 1999, the Company acquired RemoteIT.com. Increased expenses included sales, and administrative salaries as well as advertising (including Web site design of RemoteIT) and various types of administrative expenses. Administrative expense increases included additional costs associated with investigating possible business ventures.

Other administrative expenses that were incurred in the quarter and nine months ended May 31, 1998 and which are not repeated in the current quarter and nine month period included issuance of stock to an employee, and some additional legal and accounting costs. Additionally, during the period a year ago, additional reserves were established for resolution of an IRS audit, payment of final income taxes in reference to the closing of the Hertz Israel entity, and increased reserves for bad debts.

Other Income (Expense):

Other expense for the three months ended May 31, 1999 was $4,000 compared to Other Income of $41,000 for the three months ended May 31, 1998. Other Expense for the nine months ended May 31, 1999 was $7,000 compared to Other Income of $24,000 for the same period last year. The income that was recorded in the previous year was primarily due to an insurance claim and the refund of options by an outside consultant.

Net Interest Income for the three months ended May 31, 1999 increased by $5,000 as compared to the three months ended May 31, 1998. Net Interest income decreased by $64,000 for the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998. The decrease in interest income for the nine-month period was primarily due to the reduction of marketable securities balances. This was further reduced by interest expense generated by the deferred payments of the purchase price of the LAN Metal acquisition. The increase in interest income for the three-month period was due to the increase in interest expense incurred in May 1998 for the payment of interest in the settlement of an IRS audit.

Provision for Income Taxes

The Company recorded a tax benefit of $10,000 and $34,000 for the three-month and nine-month periods ended May 31, 1999 respectively. The tax benefit for the three months and nine months ended May 31, 1998 was $97,000 and $333,000 respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Net Income and Earnings Per Share

Operations for the three months ended May 31, 1999 resulted in a loss of approximately $90,000 or $.04 per share compared to a loss of $165,000 or $.08 per share for the three months ended May 31, 1998.

Operations for the nine months ended May 31, 1999 resulted in a loss of approximately $467,000 or $.22 per share compared to a loss of approximately $434,000 or $.20 per share for the comparable period last year.

Loss before provision for income taxes, however, for the three months and nine months ended May 31, 1999 was $100,000 ($.05 per share) and $501,000 ($.23 per share) respectively compared to a loss for the three months and nine months ended May 31, 1998 of $262,000 ($.12 per share) and $767,000 ($.36 per share).

Liquidity and Capital Resources

The Company, as of May 31, 1999 had working capital of $3,108,000 of which $1,776,000 was in cash and marketable securities, which are available to fund the Company's operations and expansion plan.

For the nine months ended May 31,1999, the Company had cash provided by operations of $451,000, as compared to a negative cash flow by operations of $34,000, for the comparable period last year. The collections of the relatively high August 1998 accounts receivable net of the accounts payable was the principal reason for the increase.

Cash used in investment activities for the nine months ended May 31, 1999 was $216,000. The primary uses were purchasing of machinery for the Hergo product line, as well as equipment purchased for use in the new RemoteIT.com subsidiary.

During the nine months ended May 31, 1999, the Company purchased on the open market a total of 107,000 shares of its stock for a total of $176,000.

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

Year 2000 Compliance

The Company is on schedule with a project that addresses the Year 2000 (Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The project is designed to ensure the compliance of all of the Company's applications, operating systems and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. All phases of the project should be completed by the end of 1999 thus minimizing the impact of the Y2K problem on the Company's operations.

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

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) As a result of a 100% stock dividend paid on May 18, 1999, each of the Company's Class A Warrants became exercisable to purchase two (2) shares of the Common Stock at a price of $8.25 per share. In addition, the market price at which the shares of the Company's Common Stock must trade before the Company may redeem the warrants has been reduced to $13.13 per share. The Warrants are exercisable through November 11, 2001.

(b) The Company registered Common Stock and Warrants in an initial public offering on Form SB-2 which became effective on November 12, 1996. After deducting $1,488,778 in expenses incurred in connection with the offering, an aggregate of $5,468,721 of net proceeds was realized by the Company. The use of these net proceeds was reported on Forms SR filed with the Securities and Exchange Commission on February 11, 1997 and on August 18, 1997 in the Company's annual report on Form 10-KSB for the years ended August 31, 1997, and August 31, 1998 and in its quarterly reports on Form 10-QSB for the quarters ended February 28, 1998 , May 31, 1998, November 30, 1998, and February 28, 1999. Updating these reports, as of May 31, 1999 the disposition of the proceeds was as follows:

      Construction of plant building and facilities            $  360,140

      Purchases and installation of machinery and equipment    $1,102,233

         (a) Acquisition of Landau Metal Products              $  624,190

         (b) Improvement to physical facilities                $   52,199

         (c) Equipment purchases                               $   60,281

         (d) Edutec acquisition and initial funding expenses   $  152,000

      Repayment of Indebtedness                                $1,315,058

      S Corporation Distribution                               $  688,034

      Marketing Plan                                           $  312,972

      To be used to fund marketing plan, acquire equipment,

       product development and working capital                 $  801,614

      Grand Total:                                             $5,468,721

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Hertz Technology Group, Inc


                                               /s/ Eli E. Hertz
Dated:  07/14/99                               ---------------------------------
                                               Eli E. Hertz, Chairman, President
                                               And Chief Executive Officer


                                               /s/ Barry J. Goldsammler
Dated:  07/14/99                               ---------------------------------
                                               Barry J. Goldsammler,
                                               Chief Financial and Accounting
                                               Officer