Form 10-K
period 1999-08-31
HERTZ TECHNOLOGY GROUP INC
filed 1999-12-10
CIK 1020726

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended August 31, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period ____________ to ______________

Commission file number: 0-21679

                       HERTZ TECHNOLOGY GROUP, INC.
              (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            Delaware                             13-3896069
            --------                             ----------
 (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION                IDENTIFICATION NO.)

     75 Varick Street. 11th Floor. New York, NY      10013
----------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

   Issuer's telephone number, including area code: (212) 634-4000

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

              Common Stock, par value $.001 per share
                          (Title of Class)

                              Warrants
                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB. |   |

The Registrant's revenues for the fiscal year ended August 31, 1999 were $ 6,881,838.

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average of the high and low prices as quoted on NASDAQ Small Cap on November 29, 1999 was $2,568,679.

As of November 29, 1999 the registrant had a total of 2,129,083 shares of Common Stock outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the year ended August 31, 1999 are incorporated by reference in Part III.

Transitional Small Business Disclosure Format:   ____ Yes    X   No

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

ITEM 1. DESCRIPTION OF BUSINESS

General

Hertz Technology Group, Inc. (the "Company") was incorporated in the state of Delaware on June 18, 1996 for the purpose of acquiring all the outstanding stock of Hertz Computer Corporation ("Hertz Computer") and Hergo Ergonomic Support System, Inc. ("Hergo"), two New York corporations formed in 1982 and 1992 respectively, which are now wholly owned subsdiaries of the Company. The Company's Hertz Computer division custom designs, assembles and sells PCs and related technology and provides services under the "Hertz" name. The Company's Hergo division designs, manufactures and sells ergonomically engineered modular mounting and support structures, technical furniture and workstations ("Modular Systems") for PCs and related peripherals under the "Hergo" name.

Products and Services
---------------------
The Technology Group
--------------------
RemoteIT.com(R) (www.remoteit.com)

This subsidiary was acquired in March 1999 as a division of the Hertz Technology Group to offer full-service networking, Internet, and communications services. Among the wide array of products and services RemoteIT.com offers are:

      * Design, installation and maintenance of local (LAN) and wide (WAN) area networks. Services and products include data back-up, anti-virus protection, Y2K testing and recovery, operating system and application maintenance and upgrades, remote site management, and hardware and software training through Edutec(R) (www.edutec.com), the Company's state-of-the-art training facility located in New York City.

      * Internet Service Provider (ISP). The Company offers communications services such as Internet access and point-to-point connectivity through dial-up, T1 and DSL technologies. Other services being offered are co-location services for Web site application, as well as Web-related hardware and software.

      * Web services such as Web site design, implementation and hosting, including corporate Intranet sites and eCommerce development.

      * Application Services Provider (ASP). The Company is planning to offer on-site installation and support for accounting and other management and productivity software. For organizations concerned with the lowest Total Cost of Ownership (TCO), RemoteIT.com is planning to offer the benefits of centralized management with the power of distributed computing through Microsoft's (NASDAQ: MSFT) (www.microsoft.com) Thin Client product.

      * Integration Services. This includes integration, configuration and sales of Hertz Computer(R) workstations, servers and other peripherals, operating systems and software. The Company also sells computer systems made by first tier manufacturers.

The Company's goal is to enable customers to achieve a competitive edge through maximizing efficiency and productivity by using consulting services and technology provided and maintained by RemoteIT.com.

To this end, the Company secured the availability of reliable high-speed symmetrical Digital Subscriber Line (DSL) from NorthPoint
(NASDAQ: NPNT) (www.northpoint.net) offered primarily to businesses which require high-speed symmetrical communication.

To expand and complement the Company's communications offerings, RemoteIT.com also has an agreement with Bell Atlantic (NYSE: BEL) to deliver Infospeed(TM)DSL services (www.bellatlantic.net/home/dsl/). This Asymmetric Digital Subscriber Line (ADSL) service will be offered to home-based businesses, telecommuters and residential customers in the New York metropolitan area for high-speed Internet access and Home-to-Work access of: email, file exchange and LAN-based applications. The ADSL services are expected to be offered as soon as Bell Atlantic's installation of its line into the RemoteIT.com facility is completed. This is expected to be fully functional sometime after January 2000.

To manage subscribers and provisioning of accounts for use with the above services, the Company invested and deployed state-of-the-art hardware and software from Redback Networks Inc. (NASDAQ: RBAK) (www.redback.com). The product, Redback's Subscriber Management System(TM)(SMS) 1000, is a powerful, highly intelligent networking device that bridges the gap between high-speed access equipment in the telco (telephone company) central office or cable/wireless head-end, and service provider backbone routers.

In addition, RemoteIT.com secured facilities for a new state-of-the-art Internet and Network Operations Center, located in New York City and operated by Level 3. Level 3 Communications, Inc. (NASDAQ: LVLT) (www.Level3.com) is a major communications and information services company which built the first international network optimized for Internet Protocol technology. The new operations center will provide 24/7 network monitoring and security, uninterrupted power source, and multiple diversely routed connections for highly redundant connectivity. Also, by residing on a major national and international backbone, RemoteIT.com should be able to respond quickly to the expanding communications needs of its client base.


Hertz Computers(R)and Related Services (www.hertztec.com)

The Company's computer division configures and sells customized PCs and peripherals, and provides a range of related computer integration services. PCs are assembled, according to customer specifications, in a number of different configurations, using tested qualified standard component parts. Customization enables the Company to accommodate specific customer requirements with respect to cost, storage capacity, speed, applications, size, and a range of other considerations.

Most of the PCs sold by the Company are for use in a network configuration or special applications. The fierce price competition in this market caused Hertz Computer to drastically cut back on sales and marketing of PCs to market segments where price is the primary consideration for purchase. The Company expects to have the greatest amount of orders for customized computer systems to be placed by its affiliate company RemoteIT.com for resale to their customer base. The Company also plans to have RemoteIT.com provide the ongoing support and maintenance for these computer systems.

In addition to the fully customized PCs sold directly to corporations, the Company is planning a trial period of selling its computer systems and peripherals over the Internet. Computers sold via the Internet will offer a reasonable amount of integration options and will have limited support and warranty policies. The Web-based sales will be transacted using eCommerce software which has been developed by the Company and is in its final testing stages. Customers will be able to use the Company's built-in "Configurator" to assist them in "building" their desired workstations and mid-range servers.


Edutec(R) Training Facilities (www.edutec.com)

The Company, through Edutec, provides customers with access to spacious, comfortable training facilities equipped with the latest PC workstations and related audio-visual technology for an optimum learning environment. The rooms, located at the Company's offices in New York City, each accommodate up to 25 trainees, with a PC and Internet access through a T-1 connection for every individual. They are available for rental by the day, week, and month or by other special long-term arrangement, for use in software, sales, education or management training. Customers often find that training is much more effective when conducted off-site, away from the routine distractions of their own office. Sales and maintenance of these facilities will be the responsibility of RemoteIT.com, which will market the facility to its customer base.


Products and Services
---------------------
The Hergo(R)Group
-----------------

Since its inception in 1982, the Company has been in the PC business and understands the technology needs of its customers. This enables Hergo to better design and manufacture some of the most functional, efficient and ergonomic technical computer furniture, racking products, and enclosures in the market today.


Hergo(R)Modular Systems (www.hergo.com)

The Company's Hergo division designs, manufactures and sells a line of functional, ergonomic, modular products, which are instrumental in achieving efficient workplace environments. The product line includes technical computer furniture, racking systems, data and communications enclosures and cabinets, personal workstations, training desks and other ergonomic, space-saving products. The market for these modular systems and products is expanding due mainly to the upsurge of the number of PCs shipped to the marketplace, and the urgent need for corporations to network and maintain control of their vast computing assets, therefore requiring data and communications enclosure cabinets and racking systems in their server rooms and communications centers. Other areas where use of such products has become more popular are trading floors, manufacturing plants, testing laboratories, training rooms, and broadcast centers, as well as other technical environments. The Company was one of the first to provide a cohesive, functional and architecturally attractive racking system that mounts vertically and supports multiple computers, servers and related peripherals, such as monitors, printers, hubs, routers, switches and other communications and network control hardware.

The Company offers basic modular components, in a variety of standard and custom colors, made primarily of strong, heavy gauge steel. The interchangeable components can be used individually, or integrated to create limitless configurations of mounting and support structures.


Hergo Cabinets and Enclosures

Due to what appears to be an increased demand for data and communication enclosures and cabinets used by ISPs, in corporations upgrading their networking and communications infrastructure, and in other technical environments, the Company introduced during the past year a line of high quality, functional enclosures and cabinets. These products solve security, organization, mounting, cable management, and ergonomic storage needs across a wide variety of industries. They are fully-welded, made of rugged 16-gauge, 5-bend frame and 11-gauge gold zinc-plated adjustable mounting rails, and are available with many standard and optional features, all meeting NEMA and E.I.A. specifications.

Standard products which the Company is currently shipping include: the Dual Discovery(TM)Enclosure Cabinet; the Discovery(TM)Enclosure
Cabinet (single); Hergo's Discovery(TM)Deskmate Cabinet; and the
Discovery(TM)Wall Mount Swing Cabinet, all described below.


New Hergo Products

In the past year, Hergo has developed prototypes or introduced to the market the following new or improved products, as well as custom OEM products:

   * A new line of welded-steel data and communications "dual enclosure cabinets." The 48-inch wide Dual Discovery(TM)Enclosure Cabinet features the CabiCom(TM)Kit (patent pending) which enables the user to reconfigure the cabinet easily between a specific E.I.A.-310-D standard 19-inch rack that mounts switches, hubs, routers, PCs and servers, and more standard, flexible shelving space.

   * The new Discovery(TM)Deskmate(TM)Cabinet, designed to fit beneath any standard desk.

   * The new Discovery(TM)Wall Mount Swing Cabinet, which can be mounted at any height level, and used when space is limited or cable accessibility requires a wallmount cable management solution.

The Company is currently developing, what it believes to be, a unique and relatively low cost solution for mounting and managing Liquid Crystal Displays (LCD). The market is experiencing a growing demand for this type of monitor/display due to greater adaptability of the LCD as a display solution in areas of limited space.

Manufacturing and Assembly

In keeping with the latest manufacturing technology, Hergo has acquired new and advanced CNC computerized machinery. A new production laser-cutting machine from AMADA America (www.amada.com) has been installed. This provides enhanced features that can increase productivity to new levels. It can process large sheets with a single repositioning cycle and a high-speed piercing technology delivers turret-like throughput. Another new machine Hergo acquired is a CNC long folding machine for use in the manufacture of enclosures and cabinets. The new manufacturing technology should greatly increase production, increase the range of products manufactured, as well as ensure precision and quality of workmanship. Additionally, the LAN
Metal Products division is acquiring the necessary tooling and machinery to increase their ability to produce high-volume, precision-made, small enclosures used primarily in the security business (such as alarm companies) and other small to medium size custom instrumentation enclosures.

Computers are manufactured at the Company's manufacturing facilities in New York City. The Hergo modular systems, cabinets and enclosures and the LAN Metal custom products are manufactured at the Company's Long Island City facility. The Company's Woodside, Queens, facility handles warehousing and shipping operations for the Hergo line. Management is currently investigating the possibility of integrating the Hergo manufacturing in Long Island City and the Woodside warehouse into a single, more efficient production, paint and distribution facility.

The Company offers limited warranty coverage for its products for varying time periods depending on a variety of factors.


Suppliers

The Company stocks most of the component parts used both in the manufacture of its computers and in the manufacture of its Hergo products. The cost of some components used in the manufacturing of computers, such as central processing units ("CPUs"), hard disks, and memory, can fluctuate from day-to-day, and for this reason, the Company stocks these items in limited quantities. To-date, the Company has not experienced any difficulty in obtaining the required items in a short timeframe. Most of the component parts purchased by the Company for its computers are obtained from a number of different vendors with whom the Company maintains ongoing relationships. The Company believes that it is not dependent on any single source, as these alternative sources are always available. Hergo makes most of the steel components used in its product line. The Company acquires its raw materials for these components from a number of different vendors and believes that adequate alternative raw material sources are available if required.


Marketing and Sales

RemoteIT.com(R)

A start-up business acquired in March 1999 as a division of the Hertz Technology Group to offer full-service networking, Internet, and communications services. The Company offers a wide array technology related of products and services and intends to stay in the forefront of the marketplace by adding to and expanding products and services in additional relevant areas related to the Company's core business.

The Company offers the following products and services:

   * Design, installation and maintenance of local (LAN) and wide (WAN) area networks.

   * ISP services such as Internet access and point-to-point connectivity through dial-up, T1 and DSL technologies, co-location services for Web site applications as well as Web-related hardware and software.

   * Web site design, implementation and hosting, including corporate Intranet sites and eCommerce development.

   * Application Services Provider (ASP) services such as on- and off-site installation and support for management and productivity software and utilities.

   * Integration Services that include configuration and sales of Hertz Computer(R)products as well as other first tier computer manufacturers.

The Company will initially promote and market most of the support services in the New York metropolitan area, with the possibility of expanding to other parts of the country if and when they prove a successful model of operation. The Company plans to deliver dial-up Internet and DSL offerings on a national level within the near future. The Company revenues for its first 6 months of operation were $558,000.


Hertz Computers and Related Services

Sales to commercial customers has been dramatically reduced to include only those sales that provide an acceptable gross profit margin. The Company has begun to direct its sales and marketing efforts to clients of its affiliate company RemoteIT.com and will soon begin an experimental eCommerce effort.

The Company is an approved provider to OGS and to GSA, which monitors all U.S. government procurement of computers and equipment.

Computer sales and servicing revenues in the 1999 fiscal year were $877,000, down from $4,445,000 in the prior year. As predicted by management last year, competition continued to be fierce and was exacerbated by the Asian economic problems. The company realized that quantity selling against tier one manufacturers, along with the long-term warranty and repair programs offered by Hertz would result in slim gross profit margin, if any. Management's decision to reduce its reliance on direct computer sales was apparently justified by the resulting overall gross margin of the Hertz Technology Group that significantly increased to 49 percent, from a 31 percent gross profit margin in the previous year.

The Company has exhibited its computers at trade shows and has, from time to time, distributed brochures and articles containing excerpts from favorable media reviews of the computers. Much of its computer business is repeat business, and the source of new customers has been largely word-of-mouth referrals and inquiries from favorable media product reviews. The Company's small sales staff is primarily occupied with taking and filling orders by telephone. The Company expects its traditional PC sales in Fiscal 2000 to be even lower, unless the expected sales of its computers and peripherals on the Internet increases substantially.


Edutec Training Facilities

In order to capitalize on the rapidly growing business of computerized training, Edutec, with expanded capabilities at its state-of-the-art training center, is now available for rent on a daily, weekly or monthly basis or by special long-term arrangement. The facility offers modern classrooms, which can be individually networked and configured with the latest Hertz PCs and Hergo Training Desks to optimize student productivity. A student lounge and other amenities are available and can be tailored to each users specific requirements. Additional types of training, including sales and education seminars, and management training sessions, present additional new business opportunities. Edutec targets New York metropolitan area customers primarily through focused niche-market advertising, direct mail, fax broadcasting, and Internet marketing.


Hergo Products

The Company manufactured and sold Hergo modular systems, enclosures and cabinets to approximately 600 customers in the 1999 fiscal year. These customers included some of the largest and best-known corporations in the U.S. Companies of the size and stature of AT&T, Bloomberg Financial, Boeing, Citibank N.A., Chrysler Financial, CVS, General Electric, EDS, Hewlett Packard, IBM, Kodak, MTA New York and the U.S. Postal Service all purchased Hergo structural support units in 1999. No single customer accounted for more than 10 percent of total Hergo sales in 1999. Sales are generated in large part through national advertising, regional telemarketing efforts and exhibits at trade shows targeted to a variety of industries.

Hergo products are listed on the Federal Government's General Services Administration ("GSA") and New York State Offices of General Services ("OGS") schedules, and sold to Federal government and various local and State government agencies. Hergo sales in 1999 increased by $372,000, or 7.5 percent over Hergo 1998 sales. Hergo's profit margins at 56 percent are considerably higher than those of the other Company's divisions.

In its first year the line of enclosures and cabinets was offered, the Company has sold more than 120 units totaling $265,000.

The Company maintains a marketing and advertising budget for its "Hergo" Modular Systems, cabinets and enclosures, which is used primarily for an advertising program in trade and business publications, for public relations and marketing communications efforts, and in the development and distribution of promotional materials. The Company currently maintains a staff of 8 Hergo sales and marketing personnel.

A program to increase the number of resellers and OEM clients is currently being implemented by the Company. Toward this end, the Company has appointed Donald H. Cutlip to the newly created position of Sales Director for Northeast Reseller, OEM & Government Sales. Mr. Cutlip comes to Hergo with more than 25 years of related experience in technical furniture sales and marketing, as well as a proven track record in developing and managing reseller networks, integrator relationships and Federal direct sales operations for both The Marvel Group(R)and Wright Line, Inc(R).

The Reseller affiliate expansion began with increased visibility and activity in the NRI Data and Business Products sales organization (www.nridata.com). NRI, headquartered in Morrisville, Pennsylvania, has salespeople in Pennsylvania, New Jersey, Delaware, Massachusetts, Connecticut, Rhode Island and New Hampshire.

Other Resellers recently signed include: GenTek, Inc. of Tampa, Florida, which serves Florida, Alabama, Tennessee, Georgia, South Carolina, & North Carolina (www.gentekrep.com); Pennsylvania Office Service Group, Inc. of Lemoyne, Pennsylvania, which covers the central Pennsylvania region; Sel-Tronics, Inc., located in Landover, Maryland, serving the Mid-Atlantic region including Virginia, Maryland, Washington, D.C., and Delaware (www.seltronics.com); H.G. Associates of Stowe, Massachusetts, in the New England region (www.hgane.com); National Office Systems, Inc., located in Gaithersburg, Maryland and Baltimore, Maryland and Shelf-Rack Wholesale Products, Inc., located in San Jose, California, which serves the Silicon Valley.


Competition

Networking and communications products and services are being offered by countless companies. More specifically, communications services such as Internet dial-up, DSL and T1 are considered commodities. Users have many choices when selecting their Internet Service Provider or when choosing the connection means to the Internet or to any point around the globe. Competing head-on with other ISPs, DSL and dial-up providers will most likely result in sales with very limited profits, unless these products are being offered in combination with other more sophisticated technical services.

There are many companies that sell computers and may be regarded as competitors of the Hertz Computer Division. Computers are sold directly to commercial and government entities by manufacturers such as Dell(R), IBM(R), Hewlett Packard(R)and Compaq(R), by large retail outlets such as Staples(R)and Office Depot(R), by mail-order houses, electronic equipment catalogues and by assemblers and entities like the Company selling computers under their own names. Many of these companies have substantially greater financial, sales, marketing, technical and other competitive resources then those of the Company. As an indication of the price competition that exists in the retail market, first-tier companies have begun selling computers for below $300 when combined with Internet offerings. The Company believes that many advantages the Company and its products offer are being diminished by the fierce competition that emphasizes low cost above all.

The business of providing functional, architecturally attractive modular systems specifically designed to mount, support and allow easy access to microcomputers and related equipment is becoming a relatively mature business. There are a number of companies in the business, which are considerably larger and better established than the Company. Moreover, because of the attractive profit margins in the business and the absence of any serious barriers to entry, it is likely that additional companies may soon enter the field.


Strategic Growth Plan

A number of strategic business plans are underway to further strengthen the Company. RemoteIT.com, a start-up Internet and networking company began operating in March 1999. The Company assembled a core of technical staff with the knowledge base and experience to offer and deliver technology-based solutions to the mid- to large-sized business markets. The Company's goals for strategic growth are based on the evaluation of today's business computing and communications needs. The Company believes that the strength of their product offering will lie in their ability to deliver a bundle containing a variety of products and services vital to the success of most businesses today. The Company is planning to take the necessary steps to secure the marketing, sales and operational management talent in order to grow and expand RemoteIT.com services and client base.


A campaign to expand Hergo's direct selling efforts in the New York metro area through high level telemarketing that results in face-to-face appointments just began. Also a Sales Director for Northeast
Reseller, OEM & Government Sales has been hired. His high-level activities have already secured a number of resellers and reps who will carry Hergo's products for the first time. The Company will continue advertising in national computer and technology publications to maintain the brand and attract new opportunities that can either be handled directly or passed along to resellers. Hergo is contemplating selling a limited number of products via a Web-store, using custom eCommerce software that is being developed by the Company.

Hertz Computer(R)products and services will be offered primarily through RemoteIT.com. The Company is planning to begin a trial period selling its computer systems and peripherals over the Web as well. Computers sold via the Internet will offer a reasonable amount of integration options and will be offered with limited support and warranty policies. Synergy between RemoteIT.com and Hergo customers should provide for sales opportunities at higher margins.

The Company will continue to implement cutting-edge technologies as part of its growth plan, investing in new marketing and management tools to improve sales results and overall productivity. The Company will be stepping-up corporate efforts to promote actively the synergy which exists between the Technology Group and the Hergo Group. Toward this end, the Company has expanded a market specific advertising, PR and promotional plan to promote the Hertz Technology Group and its divisions with the goal of heightened awareness, increased brand recognition and increased sales in the principal markets in which the Company operates.


Intellectual Property Rights

The Company seeks to protect its proprietary rights by obtaining non-disclosure and confidentiality agreements from its employees and consultants. The Company has trademark registrations for "Hergo," "Hergonized," "Edutec" and "Hertz Computer Corporation." The Company is in the process of filing a patent in regard to its recently developed CabiCom(TM)Kit which enables users to easily reconfigure the Dual Enclosure space between a specific E.I.A.-310-D standard 19-inch rack width and the more standard, flexible free shelving space.


Employees

The Company employs a total of 64 persons: 5 executives, 13 persons in administration, 7 in sales, 6 technicians, and 33 workers in manufacturing and warehousing.


ITEM 2.   DESCRIPTION OF PROPERTY

The Company currently occupies loft space on 75 Varick Street, consisting of 21,000 square feet, for a six year period which began on September 1, 1996, at an annual rental of $178,513 a year. These facilities are used by the Company for its executive, administrative and sales offices, Edutec classrooms and for computer manufacturing. The
Company leases 34,000 square feet in Long Island City for its Hergo facility. The lease runs through July 31, 2002 with an annual rent of approximately $105,000. The Company leases an additional 16,000 square feet in Woodside, Queens, New York for Hergo's warehouse and distribution. The lease for this space, which ends on August 31, 2000 provides for an annual rent of approximately $105,000.


ITEM 3.   LEGAL PROCEEDINGS

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters put to a vote of security holders during the fourth quarter. However, the Company's Annual Meeting of Stockholders was held on January 18, 1999 at which time three matters were submitted to the Company's stockholders for a vote. The majority of the stockholders voted for the appointment of the following Directors: Eli
E. Hertz, I. Marilyn Hertz, Barry J. Goldsammler, Beryl Ackerman and Bruce Borner. The proposal to reduce the number of authorized shares of common stock of the Company from 25,000,000 to 3,000,000 shares was ratified by a majority of the stockholders. Goldstein Golub Kessler LLP was appointed its new auditors in the spring of 1999 to audit its financial statements for the fiscal year ending on August 31, 1999. The proxy tabulations as tabulated by the Inspector of Elections was as follows: 1,021,024 in favor; 12,927 opposed; and 650 abstaining.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)  Market Information

The Company's Common Stock is listed and trades on the Nasdaq Small Cap Market (Symbol: HERZ). The following table set forth, on a per share basis, the high and low prices for the Company's Common Stock for the first quarter of the Company's fiscal year after the initial public offering of the Company's Common Stock on November 12, 1996, and for each succeeding quarter through and including the quarter ending on August 31, 1999. The prices set forth below have been adjusted to reflect the one for three reverse stock split effective November 2, 1998. In addition, on May 18, 1999, the Company approved a 100% stock dividend on its common stock. After the record date of the stock dividend, each outstanding Class A warrant became exercisable to purchase two shares of common stock. All share and per share data included in this report have been retroactively adjusted to give effect to the reverse split and stock dividend as of the first date presented.

                                                    Common Stock
                                                    ------------
                                                  High          Low
                                                  ----          ---
     November 12, 1996 to November 30, 1996     $13.13         $11.00

     December 1, 1996 to February 28, 1997      $ 9.57         $ 6.38

     March 1, 1997 to May 31, 1997              $12.58         $ 6.38

     June 1, 1997 to August 31, 1997            $ 7.88         $ 3.93

     September 1, 1997 to November 30, 1997     $ 3.66         $ 2.94

     December 1, 1997 to February 28, 1997      $ 2.49         $ 3.19

     March 1, 1998 to May 31, 1998              $ 2.11         $ 3.28

     June 1, 1998 to August 31, 1998            $ 1.92         $ 1.78

     September 1, 1998 to November 30, 1998     $ 1.66         $  .75

     December 1, 1998 to February 28, 1999      $ 2.02         $  .75

     March 1, 1999 to May 31, 1999              $ 9.75         $ 1.97

     June 1, 1999 to August 31, 1999            $ 8.03         $ 3.13

On November 29, 1999 the closing sale price for the Common Stock on NASDAQ was $2.63.

Effective July 27, 1998 the Company's Board of Directors authorized the Company to make open market purchases of its Common Stock of up to 166,666 shares during the following nine months. 156,934 shares were repurchased. No shares were repurchased after fiscal 1999 to the date of this Annual Report on Form 10-KSB.

b)  Holders

The approximate number of record holders of the Company's Common Stock, as of November 29, 1999 was 20. The Company believes that there are beneficial shareholders in excess of 300 in street name in various brokerage accounts.

c)  Dividends

The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any cash dividends in the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company offers full service for Novell(R)and Microsoft(R)networking solutions, Internet and Web related services including high-speed communications services such as T1 and DSL from companies such as NorthPoint(R)and BellAtlantic(R)under the "RemoteIT.com" name, through its RemoteIT.com subsidiary. The Company custom designs and assembles personal workstations and servers under the "Hertz Computer(R)" name through its Hertz Computer subsidiary. Through its Edutec(R)subsidiary, the Company offers customizable state-of-the-art training rooms at its New York City headquarters. The rooms are equipped with the latest PC workstations and A/V presentation technology. RemoteIT.com, Hertz Computer and Edutec comprise the "Technology Group."

The Company also designs, manufactures and sells ergonomically engineered modular technical computer furniture, open racking systems, data and communications cabinets and enclosures, personal workstations, training desks, assembly workbenches, KVM switches and other technical workspace solutions under the "Hergo(R)" name through its Hergo subsidiary. Hergo, through its LAN Metal division provides custom specialty metal manufacturing and fabrication products to the trade. Together, Hergo and LAN comprise the "Hergo Group."

Year Ended August 31, 1999 compared to Year ended August 31, 1998

Revenues

Company sales for the year ended August 31, 1999, were $6.88 million, compared to $9.40 million for the year ended August 31, 1998, a 27% decrease. A substantial portion of the reduction in sales was attributed to the decline in computer sales. For the year ended August 31, 1999 the Hergo Group sales were $5,305,000 compared to sales of $4,933,000 for the year ended August 31, 1998, an increase of $372,000 (7.5%). Sales of the Technology Group were $1,576,000 for the year ended August 31, 1999 compared to $4,470,000 for the year ended August 31, 1998 a decrease of $2,894,000 or 65%. RemoteIT.com was acquired on March 1, 1999 and contributed $558,000 in sales.

The Company believes that the newly formed subsidiary RemoteIT.com, together with the Hergo Group, currently offers the best opportunities for future growth. RemoteIT.com is providing networking and communications products and services, Internet connectivity, Web development, and other value-added services. The recent partnering with NorthPoint Communications and Bell Atlantic are steps that have been taken to provide the latest available technologies in communications and networking services. The PC hardware market has become increasingly competitive and over-saturated and the Company is directing its efforts in computer hardware manufacturing primarily to support the integration and networking business generated by RemoteIT.com. The Company is also directing its resources to expanding Hergo's national presence through better distribution channels within the reseller and dealer marketplace and expanding the product line to include products currently in high demand such as data and communications cabinets and enclosures. To this end the Company has invested considerable resources in its acquisition of precision CNC laser and other advanced fabricating machinery.

Gross Profit

Overall Gross profit in dollars and as a percentage of sales increased substantially during the year ended August 31, 1999 as compared to the year ended August 31, 1998 despite the large reduction in sales. Gross profit was $3,339,000 (49% of net sales) for the year ended August 31, 1999 as compared with $2,943,000 (31% of net sales) for the year ended August 31, 1998, an increase of $396,000 (13%).

Improved profit margins from the Hergo Group for the year ended August 31, 1999 were a result of efficiencies gained with new machinery and the reduction of the costs needed to start the LAN production operation when the division was acquired in the quarter ended February 28, 1998. Gross profit generated from the Hergo Group for the year ended August 31, 1999 was $2,991,000 (56% of net sales) compared to $2,567,000 (52% of net sales) for the year ended August 31, 1998.

Gross profit generated from the Technology Group for the year ended August 31, 1999 was $348,000 (22% of sales) compared to $376,000 (8%
of sales) for the same period last year.

Gross Profit increased despite the fact that sales decreased for the current year as compared to sales for the year ended August 31, 1998. The addition of the RemoteIT.com division contributed to the increase in the profit margin. This is consistent with the Company's intent on reducing the hardware portion of its technology business in favor of a greater emphasis on service-related business. Also contributing to the Company's increase in Gross Profit was a full year of Edutec sales and its higher profit margins.

Selling, General and Administrative

Selling, general, and administrative expenses decreased for the year ended August 31, 1999 compared to the year ended August 31, 1998 by $125,000 (3%). The improvement, in light of the addition of RemoteIT.com and its associated expenses, makes the decrease that much more positive.

Administrative expenses were impacted by the reduction of bad debt reserve, legal expenses, consulting fees and the payment in the prior fiscal year of final income taxes (with associated increases in accounting fees) in reference to the closing of the Hertz Israel entity. Also, in the previous year, Company stock was issued to an employee, which resulted in compensation expense, and was not repeated in the current fiscal year's expenses. Selling expenses were trimmed in various areas. The number of trade shows was reduced to include only those that, according to the Company's belief, have the greatest direct impact on sales. Actual exhibit expenses and all associated logistics costs, including certain marketing and administrative costs, were thereby eliminated.

Increased expenses included sales and administrative salaries related to the RemoteIT.com acquisition as well as advertising (including Web site design of RemoteIT) and various types of general and administrative expenses. General and administrative expense increases included additional costs associated with investigating possible business ventures as well as improvement of employee benefits plans.

Other Income (Expense):

Other expense for the year ended August 31, 1999 was $7,000 compared to Other Income of $32,000 for the year ended August 31, 1998. The income that was recorded in the previous year was primarily due to an insurance claim and the return of options by an outside consultant.

Net Interest Income for the year ended August 31, 1999 decreased by $81,000 as compared to the comparable year ended August 31, 1998. The decrease in interest income for the year just ended was primarily due to the reduction of marketable securities. These securities were sold for cash flow needs that included purchase of equipment, software development costs, purchase of treasury stock and repayment of notes payable.

Provision for Income Taxes

The Company recorded a provision for taxes of $110,000 for the year ended August 31, 1999 as compared to a tax benefit of $176,000 for the year ended August 31, 1998. The Company felt that it should reduce the deferred tax asset by $110,000 in the interest of conservatism. The Company's net operating loss carry forward will reduce the Company's taxes on future profits.

Net Income and Earnings Per Share

Operation results improved favorably when comparing operations to last year. Operations before Interest, Taxes, Depreciation, and Amortization (IBITDA), showed a $748,000 increase in profitability when compared to the year ended August 31, 1998. For the year ended August 31, 1999, IBITDA showed a loss of $177,000 or $.08 per share compared to a loss of $925,000 or $.43 a share for the year ended August 31, 1998.

The net loss for the year ended August 31, 1999 was substantially reduced with a loss of 695,000 or $.33 per share compared to a loss of $810,000 or $.38 per share for the year ended August 31, 1998.

Liquidity and Capital Resources

The Company, as of August 31, 1999 had working capital of $2,938,000 of which $1,625,000 was in cash and marketable securities, which are available to fund the Company's operations and expansion plan.

For the twelve months ended August 31,1999, the Company had cash provided by operations of $816,000, as compared to $1,203,000, for the comparable period last year. The collection of the relatively high August 1998 accounts receivable net of the accounts payable was the principal reason for the cash provided by operations during the fiscal year 1999. Additionally, during the year ended
August 31, 1998 the Company sold marketable securities in the amount of $1,811,000. At the time, additional funds had been necessary to purchase fixed assets, acquire LAN Metal Products and support a temporary cash flow shortfall due to the unusually high level of accounts receivable at the end of the year. Sales of marketable securities for the year ended August 31, 1999 were $168,000.

Cash used in investing activities for the twelve months ended August 31, 1999 was $609,000. The primary uses were purchasing of machinery for the Hergo product line, as well as equipment purchased for use in the new RemoteIT.com subsidiary. Additionally, the Company capitalized expenses incurred in creation of eCommerce software in the amount of $172,000.

Cash used in financing activities for the year ended August 31, 1999 totaled $315,000 compared to $108,000 for the year ended August 31, 1998. During the current year ended, the Company bought 107,000 shares of Treasury Stock for a total of $178,000. It also paid down the first of three installment payments on a note obtained in connection with the financing of the purchase of LAN Metal Products.

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

Failure to make all internal business systems Y2K compliant could result in an interruption in, or a failure of, some of the Company's business activities or operations. Y2K disruptions in the operations of key vendors could impact the Company's ability to obtain components necessary for the manufacture of products and fulfillment of contractual obligations. If one or more of these situations occur, the Company's results of operations, liquidity and financial condition could be materially and adversely affected. The Company has almost completed verification of the readiness of its key business partners but cannot control the accuracy of their reporting, and cannot predict consequences of any business partner Y2K failures that may have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K project, however, is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and reduce the possibility of significant interruptions of normal business operations.

ITEM 7.   FINANCIAL STATEMENTS

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                       HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
Independent Auditor's Report                                F-2

Report of Independent Public Accountants                    F-3

Consolidated Financial Statements:
   Balance Sheet                                            F-4
   Statement of Operations                                  F-5
   Statement of Shareholders' Equity                        F-6
   Statement of Cash Flows                                  F-7
   Notes to Consolidated Financial Statements               F-8 - F-17

                    INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Hertz Technology Group, Inc.


We have audited the accompanying consolidated balance sheet of Hertz Technology Group, Inc. and Subsidiaries as of August 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hertz Technology Group, Inc. and Subsidiaries as of August 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 21, 1999

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Hertz Technology Group, Inc. and Subsidiaries:



We have audited the accompanying consolidated balance sheet of Hertz Technology Group, Inc. and Subsidiaries as of August 31, 1998, and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hertz Technology Group, Inc. and Subsidiaries as of August 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





New York, New York                           ARTHUR ANDERSEN LLP
November 2, 1998

                               HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------
August 31,                                            1999           1998
----------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                       $     32,456   $   140,254
  Marketable securities                              1,592,158     1,759,994
  Accounts receivable net of allowance for
   doubtful accounts of
   $96,133 and $130,829, respectively                1,033,726     2,362,030
  Inventories                                          669,601       709,228
  Prepaid expenses and other current assets            282,790       205,229
----------------------------------------------------------------------------
        Total Current Assets                         3,610,731     5,176,735
Property and Equipment, net                          1,783,728     1,543,277
Goodwill, net of accumulated amortization of
 $86,349 and  $27,002, respectively                    244,284       237,881
Deferred Income Taxes                                  136,173       209,963
Other Assets                                           308,075       148,490
----------------------------------------------------------------------------
        Total Assets                                $6,082,991    $7,316,346
============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                 $   261,688    $  616,035
  Accrued expenses and other current liabilities       237,570       416,954
  Current portion of capital lease obligation           46,974          -
  Current portion of notes payable                     126,666       126,667
----------------------------------------------------------------------------
        Total current liabilities                      672,898     1,159,656
Capital Lease Obligation, net of current portion       194,318          -
Notes Payable                                          126,667       260,473
----------------------------------------------------------------------------
        Total liabilities                              993,883     1,420,129
----------------------------------------------------------------------------
Commitments and Contingencies (Note 9)
Shareholders' Equity:
  Common stock - $.001 par value; authorized
   3,000,000 shares, issued 2,306,950 and 2,256,950
   shares, respectively                                 2,307          2,257
  Additional paid-in capital                        5,837,889      5,772,189
  Retained earnings (accumulated deficit)            (465,072)       229,799
  Less treasury stock, 177,868 and 70,868 shares,
   respectively, at cost                             (286,016)      (108,028)
----------------------------------------------------------------------------
        Shareholders' equity                        5,089,108      5,896,217
----------------------------------------------------------------------------
        Total Liabilities and Shareholders' Equity $6,082,991     $7,316,346
============================================================================
                              See Notes to Consolidated Financial Statements

                               HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF OPERATIONS
----------------------------------------------------------------------------
Year ended August 31,                                    1999           1998
----------------------------------------------------------------------------
Net Sales                                          $6,881,838     $9,403,053

Cost of Sales                                       3,542,941      6,460,027
----------------------------------------------------------------------------
Gross profit                                        3,338,897      2,943,026

Selling, general and administrative expenses        4,001,717      4,127,160
----------------------------------------------------------------------------

Operating loss                                       (662,820)    (1,184,134)

Other income (expense)                                 (7,224)        31,799

Interest income, net of interest expense of $27,145
  and $41,936, respectively                            85,173        166,156
----------------------------------------------------------------------------
Loss before provision (benefit) for income taxes     (584,871)      (986,179)

Provision (benefit) for income taxes                  110,000       (175,899)
----------------------------------------------------------------------------
Net loss                                            $(694,871)     $(810,280)
============================================================================
Loss per common share - basic and diluted           $    (.33)     $    (.38)
============================================================================
Weighted-average number of common shares outstanding
 - basic and diluted                                2,132,777      2,133,950
============================================================================
                              See Notes to Consolidated Financial Statements

                               HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------

                                                                    Retained
                                                     Additional     Earnings                          Total
                                  Common Stock        Paid-in     (Accumulated   Treasury  Stock   Shareholders'
                                Shares     Amount     Capital        Deficit)    Shares    Amount     Equity
-----------------------------------------------------------------------------------------------------------------
Balance at September 1, 1997   2,110,050     $2,110    $5,592,611   $1,040,079      -       -       $6,634,800

Issuance of stock to employees    50,000         50        79,675       -           -       -           79,725

Issuance of shares to related
 party in connection with
 purchase of Edutec               96,900         97        99,903       -           -       -          100,000

Repurchase of treasury stock        -            -           -          -        70,868  $(108,028)   (108,028)

Net loss                            -            -           -        (810,280)     -       -         (810,280)
-----------------------------------------------------------------------------------------------------------------
Balance at August 31, 1998     2,256,950      2,257     5,772,189      229,799   70,868   (108,028)  5,896,217

Issuance of shares in
 connection with purchase
 of RemoteIT                      50,000         50        65,700       -           -       -           65,750

Repurchase of treasury stock        -            -            -         -       107,000   (177,988)   (177,988)

Net loss                            -            -            -       (694,871)     -       -         (694,871)
-----------------------------------------------------------------------------------------------------------------
Balance at August 31, 1999     2,306,950    $ 2,307    $5,837,889    $(465,072) 177,868  $(286,016) $5,089,108
=================================================================================================================
                                                   See Notes to Consolidated Financial Statements



                               HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------
Year ended August 31,                                     1999         1998
----------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                         $  (694,871)   $ (810,280)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                      426,241       231,836
    Amortization of goodwill                            59,347        27,002
    Provision for doubtful accounts                    (34,696)      (20,989)
    Stock issued as compensation                          -           79,725
    Changes in operating assets and liabilities:
      Decrease in marketable securities                167,836     1,810,805
      (Increase) decrease in accounts receivable     1,363,000      (880,689)
      Decrease in inventories                           39,627       399,564
      Increase in prepaid expenses and other current
        assets                                         (98,771)      (13,010)
      Decrease (increase) in deferred income taxes     110,000      (209,963)
      Decrease (increase)  in other assets              11,974       (48,102)
      (Decrease) increase in accounts payable, accrued
        expenses and other current liabilities        (533,731)      642,265
      Decrease in other liabilities                       -           (5,433)
-----------------------------------------------------------------------------
          Net cash provided by operating activities    815,956     1,202,731
-----------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                 (437,278)     (677,152)
  Software development costs                          (171,559)          -
  Purchase of subsidiaries, net of cash acquired          -         (603,418)
-----------------------------------------------------------------------------
          Cash used in investing activities           (608,837)   (1,280,570)
-----------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of notes payable                          (133,807)          -
  Repayment of capital lease obligations                (3,122)          -
  Purchase of treasury stock                          (177,988)     (108,028)
-----------------------------------------------------------------------------
          Cash used in financing activities           (314,917)     (108,028)
-----------------------------------------------------------------------------
Net decrease in cash and cash equivalents             (107,798)     (185,867)
Cash and cash equivalents at beginning of year         140,254       326,121
-----------------------------------------------------------------------------
Cash and cash equivalents at end of year              $ 32,456     $ 140,254
=============================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                          $ 24,931     $  34,235
=============================================================================
    Income taxes                                      $   -        $ 116,857
=============================================================================
Supplemental schedule of noncash investing and financing activities:
  Issuance of common stock relating to purchase of
   subsidiaries                                       $ 65,750     $ 100,000
=============================================================================
  Capital lease obligations incurred                  $244,414     $    -
=============================================================================

                               HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

1. PRINCIPAL   The consolidated financial statements include the accounts of
   BUSINESS    Hertz Technology Group, Inc. ("Hertz-Tech") and its wholly
   ACTIVITY    owned subsidiaries (hereinafter collectively referred to as
   AND         the "Company"). The Company's subsidiaries include Hertz
   SUMMARY OF Computer Corporation ("Hertz Computer"), Hergo Ergonomic SIGNIFICANT Support Systems, Inc. ("Hergo")and Edutec Computer Education ACCOUNTING Institute, Inc. ("Edutec"). As further described in Note 6,
   POLICIES:   on March 1, 1999 the Company acquired all of the outstanding stock of RemoteIT.com, Inc. ("RemoteIT"). The results of operations of RemoteIT are included in the Company's consolidated financial statements from the date of acquisition.
               On August 27, 1999, another wholly owned subsidiary, LAN
               Metal Products Corp. ("LAN"), was merged into Hergo.
               All significant intercompany transactions and balances have been eliminated in consolidation.

               The "Technology Group" is comprised of RemoteIT, Hertz Computer and Edutec. RemoteIT offers full service networking solutions and internet and web-related services, including high speed communications services. Hertz Computer custom designs and assembles personal workstations and networking, communication and web servers. Edutec offers state-of-the-art computerized training facilities that can be used for software, sales, education or management training.

               Hergo manufactures and sells space-saving modular racks and technical furniture to help organize all types of computer hardware and communication and electronic equipment. In addition, Hergo provides custom, contract manufacturing and fabrication of specialty metal products for use in a variety of industries.

               Substantially all revenue is from the sale of products. Revenue from the sale of products is recognized at the date of shipment to customers. Service revenue is recognized when the services are performed.

               Substantially all computers and components sold by Hertz-Tech are covered under warranty by the manufacturers.

               All advertising costs are expensed as incurred.

               The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents, which consist primarily of money market accounts, are carried at cost, which approximates market value.

               The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. The
               Company has not experienced any loss on these accounts.

               Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

               Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of their economic useful lives or the term of the related leases.

               The costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post implementation/operation stage are expensed as incurred.

               Capitalized software development costs are amortized on a straight-line basis over the estimated useful lives of the related assets. Approximately $172,000 of internal-use software costs have been capitalized and are included in other assets at August 31, 1999. No internal-use software costs were capitalized at August 31, 1998. Amortization will begin when that internal-use software is ready for its intended use.

               Goodwill is amortized using the straight-line method over five years. At each balance sheet date, the Company evaluates the period of amortization of goodwill. The factors used in evaluating the period of amortization include: (i) current operating results,
               (ii) projected future operating results, and (iii) any other material factors that affect the continuity of the business.

               Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company believes that no such impairment existed at August 31, 1999.

               Basic earnings per common share is computed using the weighted-average number of common shares outstanding. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. No incremental shares were used in the 1999 and 1998 calculation of diluted earnings per common share since they would have had an antidilutive effect.

               The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from those estimates.

               The Company elected to measure compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and has elected to comply with other provisions and the disclosure-only requirements of SFAS No. 123.

               The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

2. MARKETABLE  The Company's marketable securities are comprised of equity
   SECURITIES: and debt securities and are classified as trading securities.
               Trading securities are recorded at fair value, with the change in fair value during the period included in net earnings.

               Net unrealized holding losses on trading securities amounted to $23,281 for the year ended August 31, 1999. There were no material unrealized holding gains or losses at August 31, 1998.

3. INVENTORIES: Inventories consist of the following:

               August 31,                              1999          1998
               ----------------------------------------------------------
               Components                         $  52,143      $176,053
               Raw materials                        104,271        75,780
               Work-in-process                       22,053        73,480
               Finished goods                       491,134       383,915
               ----------------------------------------------------------
                                                   $669,601      $709,228
               ==========================================================

4. PROPERTY    Property and equipment, at cost, consists of:
   AND
   EQUIPMENT:

                                                                Depreciation/
                                                                Amortization
               August 31,                      1999        1998     Period
               ---------------------------------------------------------------
               Furniture, fixtures
                 and office equipment   $   464,716    $ 353,199   7 years
               Warehouse equipment        1,438,280      996,524   5 years
               Leasehold improvements       705,434      612,169 Term of lease
               Vehicles                      94,391       74,237   3 years
               ---------------------------------------------------------------
                                          2,702,821    2,036,129
               Less accumulated depreciation
               and amortization             919,093      492,852
               ---------------------------------------------------------------
                                         $1,783,728   $1,543,277
               ===============================================================


               Property and equipment includes amounts acquired under capital leases of approximately $230,000 at August 31, 1999. Amortization of these assets is included in depreciation and amortization expense. Accumulated amortization of these assets amounted to approximately $23,000 at August 31, 1999. The Company did not hold any property and equipment acquired under capital leases at August 31, 1998.


5. NOTES
   PAYABLE:    Notes payable consist of the following:

               August 31,                                    1999       1998
               -------------------------------------------------------------
               Note payable to an officer of LAN, due in
               three annual installments through December
               2000. The note bears interest at a rate of
               7% per annum.                              $253,333   $380,000

               Other                                         -          7,140
               --------------------------------------------------------------
                                                           253,333    387,140
               Less current portion                        126,666    126,667
               --------------------------------------------------------------
                    Long-term portion                     $126,667   $260,473
               ==============================================================

               Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying amount.

               Interest expense on the notes amounted to $18,429 and $21,845 for the years ended August 31, 1999 and 1998, respectively.


6. ACQUISITIONS:
               In February 1999, the Company acquired all of the outstanding stock of RemoteIT.com in exchange for issuance of 50,000 shares of common stock of the Company (adjusted to reflect the 100% stock dividend of May 18, 1999, described in Note
               13). This business combination was accounted for as a purchase. The stock issued was valued at $65,750 and has all been recorded as goodwill. Had the acquisition occurred at September 1, 1998 and 1997, revenue, net loss and loss per share would not have been significantly impacted.

               In July 1998, the Company acquired all of the outstanding shares of Edutec from a related party in exchange for issuance of 96,900 shares of common stock of the Company (adjusted to reflect the reverse stock-split of November 2, 1998 and the 100% stock dividend of May 18, 1999, as described in Note 13) valued at $100,000. This business combination has been accounted for as a purchase. The fair value of the assets acquired, including goodwill of approximately $101,000, amounted to approximately $137,000 and the liabilities assumed amounted to approximately $37,000.

               In December 1997, the Company acquired substantially all of the net assets of Landau Metal Products Corp. ("Landau"). The aggregate consideration paid was $660,000 in cash and a promissory note in the principal amount of $380,000, payable over a three-year period. This business combination has been accounted for as a purchase. The fair value of the assets acquired, including goodwill of approximately $164,000, amounted to approximately $1,051,000 and the liabilities assumed (including the above promissory note) amounted to approximately $391,000.

7.CAPITAL      The Company leases property and equipment under capital
  LEASE        leases which expire through June 2004.  The leases require
  OBLIGATIONS: monthly payments of principal and interest, imputed at interest rates ranging from 8% to 11% per annum.

               Approximate minimum future lease payments under capital leases are as follows:

               Year ending August 31,
                    2000                          $  66,000
                    2001                             66,000
                    2002                             64,000
                    2003                             61,000
                    2004                             37,000
               --------------------------------------------
                                                    294,000
               Less amount representing interest     53,000
               --------------------------------------------
                                                    241,000
               Less current maturities               47,000
               --------------------------------------------
                   Long-term debt, less current
                     maturities                    $194,000
               ============================================


8. INCOME      The provision (benefit) for income taxes for the
   TAXES:      years ended August 31, 1999 and 1998 consist of the following components:

               Year ended August 31,              1999        1998
               ---------------------------------------------------

               Current:
                 Federal                         -            -
                 State and local                 -       $  11,582
               Deferred:
                 Federal                     $  77,000    (185,299)
                 State and local                33,000      (2,182)
               ---------------------------------------------------
                                             $ 110,000   $(175,899)
               ===================================================

               The provision (benefit) for income taxes for the years ended August 31, 1999 and 1998 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

               Year ended August 31,                  1999    1998
               ---------------------------------------------------

               Tax at federal statutory rate         (34)%    (34)%
               State and local income tax provision
                 (benefit) net of federal tax effect  (6)       1
               Deferred tax asset valuation allowance 59       15
               ----------------------------------------------------
                                                      19%     (18)%
               ====================================================

               The approximate tax effects of temporary differences that give rise to the net short-term deferred income tax asset at August 31, 1999 and 1998 are presented below:

               August 31,                             1999        1998
               -------------------------------------------------------
               Reserve for bad debts              $ 38,000     $31,290
               Sales tax accrual                    20,000        -
               Unrealized losses on marketable
                 securities                         12,000        -
               Capitalized inventory                 8,000        -
               Contributions carryforward           13,000       3,232
               Other                                   -         1,688
               -------------------------------------------------------
               Total short-term deferred income
                 tax asset                        $ 91,000    $ 36,210
               Valuation allowance                $(91,000)   $   -
               -------------------------------------------------------
                   Net short-term deferred income
                     tax asset                    $ -0-       $ 36,210
               =======================================================

               These amounts are included in prepaid expenses and other current assets in the accompanying balance sheets.

               The tax effects of available tax carryforwards and other temporary differences that give rise to the net long-term deferred income tax asset are presented below:

               August 31, 1999                        1999        1998
               -------------------------------------------------------
               Federal net operating loss
                 carryforward                    $ 473,995   $ 359,963
               State and local net operating loss
                 carryforwards                     205,404        -
               Deferred rent                        11,120        -
               Accelerated depreciation             (4,570)       -
               Basis difference in amortization of
                 intangibles                        21,224        -
               -------------------------------------------------------
               Total long-term deferred income tax
                 asset                             707,173     359,963
               Valuation allowance                (571,000)   (150,000)
               -------------------------------------------------------
                   Net long-term deferred income
                     tax asset                    $136,173   $ 209,963
               =======================================================

               At August 31, 1999, the Company has a federal net operating loss carryforward of approximately $1,700,000 available to offset taxable income through 2019. The Company also has state operating loss carryforwards aggregating $1,663,000 which expire through 2014. A valuation allowance has been established for the deferred tax assets that are not expected to be realized.

               The Company files consolidated federal, state and local income tax returns.


9. COMMITMENTS
   AND
   CONTINGENCIES:

               The Company is obligated under noncancelable operating leases for warehouse and office space through December 2002. The aggregate approximate minimum future payments under these leases are payable as follows:

               Year ending August 31,
                    2000                                  $340,000
                    2001                                   291,000
                    2002                                   284,000
                    2003                                    60,000
               -----------------------------------------------------
                                                          $975,000
               =====================================================

               These leases are subject to escalation for the Company's proportionate share in real estate taxes and other operating expenses. Total rent expense charged to operations amounted to approximately $272,000 and $347,000 for the years ended August 31, 1999 and 1998, respectively.

               The Company has two operating leases for automobiles expiring through April 2000. The approximate minimum future lease payment is $5,000 for the year ending
               August 31, 2000.

               As of August 31, 1999, the Company has employment agreements with six key employees expiring through October 2002. The aggregate approximate minimum commitment for future salaries are as follows:

               Year ending August 31,
                    2000                               $   632,000
                    2001                                   474,000
                    2002                                   160,000
                    2003                                    27,000
               ---------------------------------------------------
                                                       $ 1,293,000
               ===================================================

               The agreements provide for base compensation and fringe benefits. One of the agreements provides for additional compensation based on certain levels of net sales, as defined.


10. 401(k)     In January 1999, the Company adopted an employee savings plan
    PLAN:      which qualifies under Section 401(k) of the Internal Revenue
               Code (the "Code"). Under the plan, all employees who are at least 21 years of age and have completed 1 year of service are eligible to defer up to 22% of their pre-tax compensation subject to the Code's limits. The
               Company matches 3% of employee contributions.  The
               Company contributed approximately $24,000 for the year ended August 31, 1999.

11. SEGMENT    The Company operates primarily in two industry
    INFORMA-   segments: (i) Hertz-Tech and (ii) Hergo.  The
    TION:      accounting policies of the segments and the products
               and services provided by the operating segments are described in Note 1. The tables below present information about reported segments.

               At August 31, 1999:

                                   Technology
                                      Group      Hergo    Other    Consolidated
               ----------------------------------------------------------------
               Sales (unaffiliated) $1,576,499  $5,305,339           $6,881,838
               Gross profit            347,757   2,991,140            3,338,897
               Operating income
                  (loss)            (1,445,406)  1,001,388 $(218,802)  (662,820)

               Assets                1,646,565   2,813,214 1,623,212  6,082,991
               Capital expenditures    247,669     419,023              666,692
               Depreciation expense    153,136     273,105              426,241

               At August 31, 1998:
                                   Technology
                                      Group      Hergo    Other    Consolidated
               ----------------------------------------------------------------

               Sales (unaffiliated) $ 4,470,108 $4,932,945           $9,403,053
               Gross profit             375,744  2,567,282            2,943,026
               Operating income
                  (loss)             (1,641,979)   687,845 $(230,000)(1,184,134)
               Assets                 3,060,402  2,365,966 1,889,978  7,316,346
               Capital expenditures     214,624    462,528              677,152
               Depreciation expense      85,742    146,094              231,836


12. GEOGRAPHIC
    AND CUSTOMER
    CONCENTRATION:

               The Company had sales to customers in the New York Tri-State area of approximately 63% and 72% of net sales for the years ended August 31, 1999 and 1998, respectively. Approximately 16% and 43% of net sales were to federal, state and city agencies and government-affiliated organizations, including hospitals and schools, for the years ended August 31, 1999 and 1998, respectively.

               During the year ended August 31, 1998, sales to a single customer by the Technology Group accounted for approximately 15% of the Company's net sales.

13. CAPITAL
    TRANSACTIONS:

               On November 2, 1998, the Company approved a 1-for-3 reverse split of the Company's common stock and Class A warrants. In addition, on May 18, 1999, the Company approved a 100% stock dividend on its common stock. After the record date of the stock dividend, each outstanding Class A warrant became exercisable to purchase two shares of common stock. All share and per share data included in this report have been retroactively adjusted to give effect to the reverse split and stock dividend as of the first date presented.

               The Company amended the number of shares of common stock authorized from 25,000,000 to 3,000,000 in February 1999.

               In connection with the Company's initial public offering and with the underwriter's subsequent exercise of its over-allotment option, the Company has outstanding 843,333 Class A warrants. In addition, the Company has outstanding an Underwriter's Purchase Option (the "Underwriter's Option") to purchase up to 110,000 units, consisting of 73,333 shares of common stock and 73,333 Class A warrants. The Underwriter's Option is exercisable through November 2001. To date, this option has not been exercised. Each warrant is convertible into two shares of common stock at an exercise price of $8.25 per share (adjusted to reflect the reverse stock split of November 2, 1998 and the 100% stock dividend of May 18, 1999, as described above). To date no warrants have been exercised.

               The Company has a stock option plan (the "Plan") covering up to 500,000 of its common shares, under which incentive and/or nonqualified options to purchase shares of common stock may be granted to directors, employees and consultants to the Company. Options granted under the plan are exercisable for a period of up to 10 years from the date of the grant at an exercise price which is not less than the fair market value of such shares at the date of the grant. In the case of options granted to a shareholder owning more than 10% of the outstanding shares of the Company on the date of the grant, the options are exercisable for a period not to exceed five years from the date of the grant at an exercise price which is not less than 110% of the fair market value of such shares at the date of the grant. Options to purchase 191,452 shares of common stock (excluding canceled shares) have been granted under the Plan as of August 31, 1999. In addition, options to purchase 898,600 shares of common stock (excluding canceled shares) have been granted outside the Plan as of August 31, 1999.

               A summary of the status of the Company's options as of August 31, 1999 and 1998, and changes during the years then ended is presented below:

                                              1999                1998
               ----------------------------------------------------------------
                                                 Weighted-            Weighted-
                                         Number  Average     Number   Average
                                          of     Exercise      of     Exercise
                                         Shares   Price      Shares     Price
               ----------------------------------------------------------------
               Outstanding at beginning
                 of year                 851,853   $6.55     600,000   $8.25
               Granted                 1,101,452     .93     261,853    2.50
               Canceled                 (863,253)   6.43     (10,000)   2.50
               Exercised                    -         -         -        -
               ----------------------------------------------------------------
               Outstanding at end
                 of year               1,090,052    $.93     851,853   $6.55
               ================================================================

               The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and loss per share would have been as follows:

               Year ended August 31,                        1999        1998
               -------------------------------------------------------------

               Net loss as reported                  $  (694,871)  $(810,280)
               Net loss - pro forma                   (2,297,416) (1,933,986)
               -------------------------------------------------------------
               Loss per share - as reported
                 (basic and diluted)                        (.33)       (.38)
               Loss per share - pro forma
                 (basic and diluted)                       (1.08)       (.91)
               -------------------------------------------------------------


               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended August 31, 1999 and 1998: expected volatility of 209% and 207%, respectively; risk-free interest rates of 5% and 4.45%, respectively; expected lives varying from 3 to 4 years; and no dividend yield.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING FINANCIAL DISCLOSURE

None.
                              PART III

Items 9-12 inclusive are omitted per General Instruction E. The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended August 31, 1999.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

Unless otherwise indicated, the following exhibits are incorporated by reference from the Company's Registration Statement on Form SB-2 as well as any amendments thereto (SEC File Number 333-9783 referencing the exhibit number used in such Registration Statement) with exceptions as follows: Exhibit 16 which is hereby incorporated by reference to Form 8-K filed on February 11, 1999; and Exhibit 22 is hereby incorporated by reference to the Definitive Proxy Statement filed on December 15, 1998.

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

16 Letter from Arthur Andersen LLP regarding change in certifying accountant. **

21     Subsidiaries of the Registrant.

22 Published Report regarding matters submitted to a vote of Security Holders

27.1   Financial Data Schedule*

*Filed herewith
**Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 11, 1999.

(b) No Reports on Form 8-K have been filed during the last quarter covered by this Report.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the "Exchange Act" the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Hertz Technology Group Inc.

                                   By:  /s/ Eli E. Hertz
                                       ________________________
                                       Eli E. Hertz
                                       Chairman, President and Chief
                                       Executive Officer

Date: December 10, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Date         Title


/s/ Eli E. Hertz                   12/10/99     Chairman, President and
________________________                        Chief Executive Officer
Eli E. Hertz

/s/ I.Marilyn Hertz                12/10/99     Vice Chairperson and Director
________________________
I.Marilyn Hertz

/s/ Barry J. Goldsammler           12/10/99     Senior Vice President,
________________________                        Chief Financial and Accounting
Barry J. Goldsammler                            Officer and Director

/s/ Beryl Ackerman                 12/10/99     Director
________________________
Beryl Ackerman

/s/ Bruce Borner                   12/10/99     Director
________________________
Bruce Borner