Form 10KSB40/A
period 1999-08-31
HERTZ TECHNOLOGY GROUP INC
filed 1999-12-29
CIK 1020726

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended August 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period ____________ to ______________

                         Commission file number: 0-21679
                           HERTZ TECHNOLOGY GROUP, INC.
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           Delaware                                               13-3896069
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION                               IDENTIFICATION NO.)

             75 Varick Street. 11th Floor. New York, NY             10013
             ---------------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Registrant's revenues for the fiscal year ended August 31, 1999 were $6,881,838.

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average of the high and low prices as quoted on NASDAQ Small Cap on November 29, 1999 was $2,568,679.

As of November 29, 1999 the registrant had a total of 2,129,083 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format: |_| Yes |X| No

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                          HERTZ TECHNOLOGY GROUP, INC.
                 AMENDMENT TO THE ANNUAL REPORT ON FORM 10-KSB/A

                                TABLE OF CONTENTS

Item No.                                                                    Page

Part III

            9.    Directors, Executive Officers, Promoters
                  and Control Persons; compliance with
                  Section 16(a) of the Exchange Act ....................      3

            10.   Executive Compensation ...............................      4

            11.   Security Ownership of Certain Beneficial
                  Owners and Management ................................      5

Signatures .............................................................      7

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliant with Section 16(a) of the Exchange Act.

      The directors and executive officers of Hertz Technology Group, Inc. (the "Company") are as follows:

    Director Name        Age                  Position                     Since

Eli E. Hertz              50    Chairman, President and Chief              1996
                                Executive Officer; Director

I. Marilyn Hertz          48    Vice Chairperson, Secretary and            1996
                                Director

Barry J. Goldsammler      46    Senior Vice President, Chief               1997
                                Financial and Accounting Officer and
                                Director

Beryl Ackerman            53    Director                                   1996

Bruce Borner              48    Director                                   1996

      Eli E. Hertz was a co-founder of the Company in 1982. He has a B.S. degree in Management Science and Economics and an MBA in Accounting Management from Long island University. Mr. Hertz is the husband of I. Marilyn Hertz.

      I. Marilyn Hertz was a co-founder of the Company. She has been a principal officer of the Company since its formation in 1982. Before becoming a full-time employee of the Company, Mrs. Hertz was an officer of Citibank in its computer systems department. Mrs. Hertz is a graduate of Queens College, and for over 12 years, has lectured on micro and mainframe computer programming at Queens College. Mrs. Hertz is the wife of Eli E. Hertz.

      Barry J. Goldsammler joined the Company in 1990 and has served in various executive positions since then. Before joining the Company he was Vice President for a sheetmetal fabricator and treasurer and principal financial officer for a public manufacturing company. Mr. Goldsammler received a B.S. degree in Accounting from Brooklyn College.

      Bruce Borner has, for more than five years, been president of Computer Projections, a company which is a consultant to, and developer of, a wide range of information/database systems for diverse industries. Mr. Borner has an MBA from the Management Development Institute (IMD) in Lausanne, Switzerland founded by the Harvard Business School.

      Beryl Ackerman has since June 1994 been a consultant to Justified Computer System, a computer consulting firm. Prior thereto, he was a computer specialist for the New York City Department of Sanitation. He is also a Coordinator for Computer Systems in the Continuing Education Program at Queens College, and a lecturer at Baruch College.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during 1999.

Item 10. Executive Compensation

Remuneration

      The following table sets forth the combined remuneration earned during the last three fiscal years by its Chief Executive Officer and the only other executive officer that received compensation in excess of $100,000 for services rendered in all capacities to the Company for its fiscal year ended August 31, 1999.

                                                                Awards
                                                       -----------------------
                                                       Restricted   Securities
   Name and Principal                                    Stock      Underlying
        Position            Year    Salary     Bonus   Awards($)    options(#)
                            ----   --------    -----   ----------   ----------
Eli E. Hertz                1999   $226,731     --        --        566,667
  Chairman, President and   1998   $225,000     --        --        166,666(2)
  Chief Executive Officer   1997   $210,674     --        --        600,000(2)
Barry J. Goldsammler        1999   $125,710     --        --
  Senior Vice President     1998   $122,274     --     $79,725(1)    86,667
                            1997   $106,680     --        --         16,666(2)
------------------
(1)   Represents market value of 50,000 shares at date of grant
(2)   Options cancelled without having been exercised

Stock Options

      The following table shows certain information with respect to the stock options granted in 1999 to named executive officers. No Options granted have been exercised.

                                         Percent of
                         Number of     Total Options
                         Securities      Granted to     Exercise
                         Underlying     Employees in      Price     Expiration
         Name              Option       fiscal 1999       ($/Sh)       Date
--------------------     ----------    -------------    --------    -----------

Eli E. Hertz              566,667           51%            .85       12/02/03

Barry J. Goldsammler       86,667            8%            .85       12/02/03

      The above options became exercisable as to 1/3 of each grant on December 3rd of each of three successive years beginning with 1999.

Employment Agreement

      The Company has entered into an employment agreement ("Agreement") effective as of November 12, 1996 with Eli E. Hertz. The term of his employment will expire on November 11, 2001. The annual salary under the Agreement with Mr. Hertz is $225,000. His salary can be increased only with the approval of a disinterested majority of the Board of Directors.

      The Agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement, separation and disability plans for employees or executives and for participation in other employee benefits applicable to employees and executives of the Company. The Agreement further provides for the use of an automobile and other fringe benefits commensurate with his duties and responsibilities. The Agreement with Mr. Hertz also provides for benefits in the event of retirement, separation and disability.

      Under the Agreement, employment may be terminated by the Company with cause or by Mr. Hertz with good reason. Termination by the Company without cause, or by Mr. Hertz for good reason, would subject the Company to liability for liquidated damages in an amount equal to Mr. Hertz' base salary for the remaining term of his employment agreement or 12 months, whichever is higher.

Directors' Compensation

      Non-Employee Directors are compensated at the rate of $500 per meeting. In addition, each Non-Employee Director received options to purchase 6,000 shares of the Company's Common Stock at a price of $.85 per share exercisable as to one-third of the options granted on the same date in each of three successive years beginning on the expiration of one year from the granting date. All options expire on December 2, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock on December 10, 1999 by (i) each person who is known by the

Company to own beneficially more than five percent (5%) of the Company's Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group:

                                                     Number of      Percent of
  Name and Address (1)     Position with Company       Shares         Shares
-----------------------    ---------------------    ------------    -----------

Eli E. Hertz               Chairman, President
                           and Chief Executive
                           Officer; Director          708,652(2)      30.57%(7)

I. Marilyn Hertz           Vice Chairperson,
                           Secretary, Director        576,944(3)      26.54%(7)

Barry J. Goldsammler       Senior Vice
                           President, Principal
                           Financial Officer,
                           Chief Accounting
                           Officer and Director        78,889(4)       3.66%(7)

Beryl Ackerman             Director                     3,667(5)            (8)

Bruce Borner               Director                     3,800(6)            (8)

All Officers and
   Directors as a Group
   (5 persons)                                      1,371,952(10)     57.20%(9)

------------
(1) The address of all the persons listed above is c/o Hertz Technology Group, Inc. 75 Varick Street, 11th Floor, New York, New York 10013.
(2) Includes 188,890 shares issuable upon exercise of currently exercisable options at $.85 per share.
(3) Includes 44,444 shares issuable upon exercise of currently exercisable options at $.85 per share.
(4) Includes 28,889 shares issuable upon exercise of currently exercisable options at $.85 per share.
(5) Includes 3,667 shares issuable upon exercise of currently exercisable options at $.85 per share
(6) Includes 3,667 shares issuable upon exercise of currently exercisable options at $.85 per share.
(7) Assumes that all currently exercisable options by such person have been exercised.
(8)   Less than 1%.
(9) Assumes all currently exercisable options by officers and directors are exercised.
(10)  Includes options that are currently exercisable.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereto duly authorized.

                                    HERTZ TECHNOLOGY GROUP, INC.


                                    By: /s/ Eli E. Hertz
                                        ----------------------------------------
                                        Eli E. Hertz
                                        Chairman, President and Chief Executive
                                        Officer

Dated: December 28, 1999