Form 10QSB
period 1999-11-30
HERTZ TECHNOLOGY GROUP INC
filed 2000-01-07
CIK 1020726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended November 30, 1999

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

                       Yes |X|             No |_|

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

January 7, 2000

Common Stock, par value
$.001 per share                                      2,129,083
------------------------                         ------------------
        Class                                    Shares Outstanding

                          HERTZ TECHNOLOGY GROUP, INC.

                                NOVEMBER 30, 1999

                                      INDEX


                                                                      Page
                                                                      ----

PART I          Financial Information

  Item 1        Financial Statements

                Consolidated Balance Sheets as of
                November 30, 1999 and August 31, 1999                   3

                Consolidated Statements of Operations
                for the three months ended
                November 30, 1999 and November 30, 1998                 4

                Consolidated Statements of Cash
                Flows for the three months ended
                November 30, 1999 and November 30, 1998                 5

                Consolidated Statements of Stockholders
                Equity for year ended August 31, 1999 and
                three months ended November 30, 1999                    6

                Notes to Financial Statements                           7

    Item 2      Management's Discussion and Analysis
                of financial condition and results of
                operations for the three months ended
                November 30, 1999                                       8-11

PART II         Other Information

    Item 2      Changes in securities and use of proceeds               12

SIGNATURES                                                              13

                                     PART I
                              FINANCIAL INFORMATION

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              NOVEMBER 30         AUGUST 31
                                                                 1999               1999
                                                               Unaudited           Audited
                                                               ---------           -------
CURRENT ASSETS:
    Cash                                                     $   119,105            32,456
    Marketable securities                                      1,461,969         1,592,158
    Accounts receivable, less allowance for
        doubtful accounts of $96,133                           1,013,004         1,033,726
    Inventories, net                                             691,528           669,601
    Prepaid expenses and other current assets                    192,077           282,790
                                                             -----------------------------
          Total current assets                                 3,477,683         3,610,731
                                                             -----------------------------

PROPERTY AND EQUIPMENT, net                                    1,682,738         1,783,728
                                                             -----------       -----------

GOODWILL, net of accumulated amortization of
    $105,097 and $86,349 respectively                            225,536           244,284
                                                             -----------------------------

DEFERRED TAX                                                     136,173           136,173
OTHER ASSETS                                                     346,455           308,075
                                                             -----------       -----------
          Total assets                                       $ 5,868,585         6,082,991
                                                             =============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              NOVEMBER 30         AUGUST 31
                                                                 1999               1999
                                                                 ----               ----
CURRENT LIABILITIES:
    Accounts payable                                         $   265,079           261,688
    Accrued expenses - other current payables                    140,106           237,570
    Current Portion of capital lease obligation                   46,974            46,974
    Current Portion of notes payable                             126,666           126,666
                                                             -----------------------------
          Total current liabilities                              578,825           672,898

NONCURRENT LIABILITIES:

    Capital Lease Obligation, net of current portion             167,699           194,318
    Notes payable, net of current portion                        126,667           126,667
                                                             -----------------------------
          Total  liabilities                                     873,191           993,883
                                                             -----------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:

    Common stock,  $.001 par value; authorized
      3,000,000 shares ; issued 2,306,950 shares as of
    November 30, 1999 and August 31, 1999                          2,307             2,307
    Additional paid-in capital                                 5,837,889         5,837,889
    Retained earnings                                           (558,786)         (465,072)
    Less: Treasury Stock, 177,867 shares held at cost as of
    November 30, 1999 and August 31, 1999, (respectively)       (286,016)         (286,016)
                                                             -----------------------------
          Total stockholders' equity                           4,995,394         5,089,108
                                                             -----------------------------
          Total liabilities and stockholders' equity         $ 5,868,585         6,082,991
                                                             =============================

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                  NOVEMBER 30,
                                                                                  ------------

                                                                             1999              1998
                                                                         -----------       -----------
NET SALES                                                                $ 1,579,448       $ 1,887,434

COST OF GOODS SOLD                                                           830,142         1,052,330
                                                                         -----------       -----------

                     Gross Profit                                            749,306           835,104

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:                                873,071           962,024
                                                                         -----------       -----------

                     Operating loss                                         (123,765)         (126,920)

OTHER INCOME (EXPENSE):
     Other                                                                     5,559             6,120
     Interest, net of interest expense of  $2,912 for Nov. 1999 and
          $6,913 for 1998                                                     24,492            25,904
                                                                         -----------       -----------
     Loss  before  provision for income taxes                                (93,714)          (94,896)

PROVISION FOR INCOME TAXES                                                         0           (24,821)
                                                                         -----------       -----------

                     Net loss                                            $   (93,714)      $   (70,075)
                                                                         ===========       ===========

NET (LOSS) INCOME PER SHARE - Basic                                      $     (0.04)      $     (0.03)
                                                                         ===========       ===========
NET (LOSS) INCOME PER SHARE - Diluted                                    $     (0.04)      $     (0.03)
                                                                         ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING

                     Basic                                                 2,129,083         2,149,608
                                                                         ===========       ===========

                     Diluted                                               2,129,083         2,149,608
                                                                         ===========       ===========

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           NOVEMBER 30,
                                                                           ------------

                                                                      1999             1998
                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $   (93,714)      $   (70,075)
        Amortization of goodwill                                       18,748            15,460
        Depreciation and amortization                                 126,492            62,975
        Allowance for doubtful accounts                                     0           (32,861)
        Changes in operating assets and liabilities-
           Accounts receivable                                         20,721         1,439,852
           Inventories                                                (21,927)          135,063
           Prepaid expenses and other current assets                   90,713           (47,477)
           Other assets                                                (2,566)           (4,186)
           Marketable Securities                                      130,189          (339,951)
           Accounts payable and accrued expenses                      (94,074)         (551,632)
           Capital lease                                                    0            (1,370)
                                                                  -----------       -----------
                  Net cash provided by operating activities           174,582           605,798
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                          (25,501)          (46,613)
     Software Development Costs                                       (35,814)                0
                                                                  -----------       -----------
                  Cash used in investment activities                  (61,315)          (46,613)
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of capital lease obligations                           (26,618)                0
     Purchase of treasury stock                                             0           (75,124)
                                                                  -----------       -----------
                  Net cash  provided by financing activities          (26,618)          (75,124)
                                                                  -----------       -----------
                  Net increase in cash and cash equivalents            86,649           484,061

CASH and cash equivalents, beginning of period                         32,456           140,254
                                                                  -----------       -----------

CASH and cash equivalents, end of period                          $   119,105       $   624,315
                                                                  ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                     $     2,912       $     6,913
Income taxes paid                                                 $         0       $         0

  The accompanying notes are an integral part of these consolidated statements

HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR YEAR ENDED AUGUST 31, 1999 AND THREE MONTHS ENDED NOVEMBER 30, 1999

                                                                                                      Retained
                                                                    Additional                        Earnings
                                                     Common          Paid- in        Treasury       (Accumulated
                                                      Stock           Capital          Stock           Deficit)           Total
                                                      -----           -------          -----           --------           -----
BALANCE, August 31, 1998                           $     2,257     $ 5,772,189     $  (108,028)      $   229,799       $ 5,896,217

  Net Loss                                                  --              --              --          (694,871)         (694,871)

  Issuance of shares for purchase of - Remote               50          65,700                                              65,750

  Treasury stock                                            --              --        (177,988)               --          (177,988)
                                                   -----------     -----------     -----------       -----------       -----------

BALANCE, AUGUST 31, 1999                           $     2,307     $ 5,837,889     $  (286,016)      $  (465,072)      $ 5,089,108

    Net Loss                                                                                             (93,714)          (93,714)

                                                   -----------     -----------     -----------       -----------       -----------
BALANCE, November 30, 1999                         $     2,307     $ 5,837,889     $  (286,016)      $  (558,786)      $ 4,995,394
    (unaudited)                                    ===========     ===========     ===========       ===========       ===========

  The accompanying notes are an integral part of these consolidated statements

                          HERTZ TECHNOLOGY GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                NOVEMBER 30, 1999

1. BASIS OF PRESENTATION AND OPERATIONS

      The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Operating results for the three month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Hertz Technology Group, Inc. ("Hertz" or the "Company") audited financial statements for the year ended at August 31, 1999.

2. EARNINGS PER SHARE

No diluted EPS is presented, for the three month periods ended on November 30, 1999 and 1998, as the effect of dilutive securities would be anti-dilutive on loss per common share.

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

The Company also designs, manufactures and sells ergonomically engineered modular technical office furniture, open racking systems, data and communications cabinets and enclosures, personal workstations, training desks, assembly workbenches, KVM switches and other technical workspace solutions under the "Hergo(R)" name through its Hergo subsidiary. The Company, through its LAN Metal division provides custom specialty metal manufacturing and fabrication products and also manufacturers the line of Hergo products. Together Hergo and LAN comprise the "Hergo Group."

Three Months Ended November 30, 1999 compared to Three Months Ended November 30, 1998

Revenues

Company sales for the three months ended November 30, 1999, were $1.58 million, compared to $1.89 million for the period ended November 30, 1998, a 16% decrease. For the three months ended November 30, 1999 the Technology Group sales were $348,000 compared to $462,000 for the period of November 30, 1998, a decrease of $114,000 (25%). This decline is primarily attributable to the decline in computer sales. As has been discussed in past releases, the Company is continuing its manufacture of PC's at this time only as a part of a total solution for the RemoteIT.com division .The Hergo Group sales were $1,234,000 compared to sales of $1,427,000 for the comparable period in 1998, a decrease of $193,000 (14%). The Hergo Group heavily directs its sales efforts to the data processing community. Because these purchasers were preoccupied with Y2K issues during the last quarter of the calendar year, they may have been inclined to postpone their buying decisions to the 2000 calendar year.

The Company believes that the newly formed subsidiary RemoteIT.com, together with the Hergo Group, currently offers the best opportunities for future growth. RemoteIT.com is providing networking and communications products and services, Internet connectivity, Web development, and other value- added services. The recent partnering with Northpoint Communications and Bell Atlantic are steps that have been taken to provide the latest available technologies in communication and networking services. The PC hardware market has become increasingly competitive and over saturated and the Company's computer hardware manufacturing is directed primarily to support the integration and networking business generated by RemoteIT.com. The Company is also directing its resources to expanding Hergo's national presence through better distribution channels within the reseller and dealer marketplace and expanding the product line to include products currently in high demand such as data and communications cabinets and

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

enclosures. To this end the Company has invested considerable resources in its acquisition of precision CNC laser and other advanced fabricating machinery.

Gross Profit

Gross profit was $749,000 (47% of net sales) for the three months ended November 30 , 1999 as compared with $835,000 (44% of net sales) for the three months ended November 30, 1998, a decrease of $86,000 (10%).

Gross profit generated from the Hergo Group for the three months November 30, 1999 was $665,000 (54% of net Hergo sales) compared to $751,000 (53% of net Hergo sales) for the three months ended November 30, 1998.

Gross profit generated from the Technology Group for the three months ended November 30, 1999 was $85,000 (24% of net Technology sales) compared to $86,000 (19% of net Technology sales ) for the same period last year. In absolute dollars, the decline in Technology Group sales did not impact on Gross Profit since the sales mix was changed with the introduction of RemoteIT.com and its higher profit percentages. This is consistent with the Company's intent on reducing the hardware portion of its technology business in favor of a greater emphasis on service related business.

Selling, General and Administrative

Selling, general, and administrative expenses were $873,000 for the quarter ended November 30, 1999 compared to $962,000 for the quarter ended November 30, 1998 , a decrease of $89,000 (9%).

The Company reduced expenses in areas such as the elimination of the Hertz Albany division and the downsizing of certain non-profitable administrative and marketing areas. Additionally, legal expenses, as well as expenses incurred for exploring other business opportunities were reduced substantially.

Provision for Income Taxes

The Company recorded no tax benefit for the three-month period ended November 30, 1999. The tax benefit for the three months ended November 30, 1998 was $25,000

Net Income and Earnings Per Share

Operations for the three months ended November 30, 1999 resulted in a loss of approximately $94,000 or $.04 per share compared to a loss of $70,000 or $.03 per share for the three months ended November 30, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company, as of November 30, 1999 had working capital of $2,899,000 of which $1,581,000 was in cash and marketable securities, which are available to fund the Company's operations and expansion plan.

For the three months ended November 30, 1999, the Company had cash provided by operations of $175,000, as compared to cash flow by operations of $606,000, for the comparable period last year. The collections of the relatively high August 1998 accounts receivable net of the accounts payable was the principal reason for the increase cash flows of 1998.

Cash generated from net sales of marketable securities for the three months ended November 30, 1999 was $130,000 compared to cash used in net purchases of marketable securities of $340,000 in the previous year. The net purchases in the comparable period last year was a result of the return of cash to marketable securities that had been drawn down by the heavy accounts payable needs in the previous quarter.

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

Year 2000 Compliance

The Company is on schedule with a project that addresses the Year 2000 (Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The project is designed to ensure the compliance of all of the Company's applications, operating systems and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. All phases of the project were substantially completed by the end of 1999 thus minimizing the impact of the Y2K problem on the Company's operations.

The total estimated cost of the required modifications to become Y2K compliant should not be material to the Company's financial position.

There may still be failures in making internal business systems Y2K compliant which could result in an interruption in, or a failure of, some of the Company's business activities or operations. Y2K disruptions in the operations of key vendors could impact the Company's ability to obtain components necessary for the manufacture of products and fulfillment of contractual obligations. If one or more of these situations occur, the Company's results of operations, liquidity and financial condition could be materially and adversely affected. It is still too early for the Company to conclusively determine the readiness of its key business partners at this time and is therefore unable to determine whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and reduce the possibility of significant interruptions of normal business operations.

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

                                               Hertz Technology Group, Inc


                                               /s/ Eli E. Hertz
                                               ---------------------------------
Dated: 01/07/00                                Eli E. Hertz, Chairman, President
---------------                                And Chief Executive Officer


                                               /s/ Barry J. Goldsammler
                                               ---------------------------------
Dated:  01/07/00                               Barry J. Goldsammler,
----------------                               Chief Financial and Accounting
                                               Officer