Form 10QSB
period 2000-02-29
HERTZ TECHNOLOGY GROUP INC
filed 2000-04-14
CIK 1020726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended February 29, 2000

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1939

               For the transition period from _______ to _________

                         Commission File Number: 0-21679

                          HERTZ TECHNOLOGY GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                            13-3896069
---------------------------------                       ------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                        identification number)

75 Varick Street                                              10013
----------------------------------------                ------------------------
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

      Yes |X|           No |_|

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

April 13, 2000

Common Stock, par value
$.001 per share                                         2,129,082
------------------------                             ------------------
          Class                                      Shares Outstanding

                          HERTZ TECHNOLOGY GROUP, INC.

                                FEBRUARY 29, 2000

                                      INDEX

                                                                            Page
                                                                            ----

PART I.          Financial Information

  Item 1.        Financial Statements

                 Consolidated Balance Sheets as of
                 February 29, 2000 and August 31, 1999                      3

                 Consolidated Statements of Operations
                 for the three months and six months ended
                 February 29, 2000 and February 28, 1999                    4

                 Consolidated Statements of Cash
                 Flows for the three months and six months ended
                 February 29, 2000 and February 28, 1999                    5

                 Consolidated Statements of Stockholders
                 Equity for year ended August 31, 1999 and
                 six months ended February 29, 2000                         6

                 Notes to Financial Statements                              7

    Item 2.      Management's Discussion and Analysis
                 of financial condition and results of
                 operations for the three months and six months ended
                 February 29, 2000                                          8-11

PART II.         Other Information

    Item 2.      Changes in securities and use of proceeds                  12

    Item 4.      Submission of matters to a vote of security holders        12

SIGNATURES                                                                  13

                                     PART I
                              FINANCIAL INFORMATION

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    FEBRUARY 29,   AUGUST 31,
                                                                    ------------   ----------
                                                                        2000           1999
                                                                        ----           ----
                                                                     Unaudited      Audited
CURRENT ASSETS:
   Cash                                                             $    30,494    $    32,456
   Marketable securities                                              1,021,053      1,592,158
   Accounts receivable, less allowance for
     doubtful accounts of $96,133                                     1,082,454      1,033,726
   Inventories, net                                                     698,349        669,601
   Prepaid expenses and other current assets                            187,883        282,790
                                                                    -----------    -----------
         Total current assets                                         3,020,233      3,610,731
                                                                    -----------    -----------

PROPERTY AND EQUIPMENT, net                                           1,617,070      1,783,728
                                                                    -----------    -----------


GOODWILL, net of accumulated amortization of $123,845 and $86,349
   respectivelly                                                        206,788        244,284
                                                                    -----------    -----------

Deferred Tax                                                            136,173        136,173
OTHER ASSETS                                                            371,312        308,075
                                                                    -----------    -----------
         Total assets                                               $ 5,351,576      6,082,991
                                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                    FEBRUARY 29,   AUGUST 31,
                                                                    ------------   ----------
                                                                        2000           1999
                                                                        ----           ----

CURRENT LIABILITIES:
   Accounts payable                                                 $   125,097    $   261,688
   Notes payable                                                        135,247        126,666
   Current Portion of capital lease obligations                          55,341         46,974
   Accrued expenses - other current payables                            174,481        237,570
                                                                    -----------    -----------
         Total current liabilities                                      490,166        672,898
                                                                    -----------    -----------

NONCURRENT LIABILITIES:
   Notes payable to banks and others                                     23,061        126,667
   Capital lease obligation, net of current portion                     139,593        194,318
                                                                    -----------    -----------
         Total noncurrent liabilities                                   162,654        320,985
                                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock, $.001 par value: 6,000,000 and
   3,000,000 shares authorized at February 29, 2000
   and August 31, 1999, (respectively)                                    2,307          2,307
   Additional paid-in capital                                         5,837,889      5,837,889
   Less: Treasury Stock, 177,868  shares at cost                       (286,016)      (286,016)
   Accumulated Deficit                                                 (855,424)      (465,072)
                                                                    -----------    -----------
         Total stockholders' equity                                   4,698,756      5,089,108
                                                                    -----------    -----------
         Total liabilities and stockholders' equity                 $ 5,351,576    $ 6,082,991
                                                                    ===========    ===========

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 29, 2000 AND 1999

                                   (UNAUDITED)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    ------------------             ----------------
                                                       FEBRUARY 29,                  FEBRUARY 29,
                                                       ------------                  ------------
                                                    2000           1999           2000           1999
                                                -----------    -----------    -----------    -----------
NET SALES                                       $ 1,700,868    $ 1,385,404    $ 3,280,316    $ 3,272,838

COST OF GOODS SOLD                                  967,910        688,736      1,798,052      1,741,066
                                                -----------    -----------    -----------    -----------

       Gross Profit                                 732,958        696,668      1,482,264      1,531,772

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      1,058,548      1,009,591      1,931,619      1,971,615
                                                -----------    -----------    -----------    -----------

       Operating  loss                             (325,590)      (312,923)      (449,355)      (439,843)

OTHER INCOME (EXPENSE)
   Other                                             17,949         (9,290)        23,508         (3,170)
   Interest, net                                     11,003         15,924         35,495         41,828
                                                -----------    -----------    -----------    -----------

       Loss before provision for income taxes      (296,638)      (306,289)      (390,352)      (401,185)

PROVISION FOR INCOME TAXES                                0              0              0        (24,821)
                                                -----------    -----------    -----------    -----------

       Net loss                                 $  (296,638)   $  (306,289)   $  (390,352)   $  (376,364)
                                                ===========    ===========    ===========    ===========

NET LOSS PER SHARE - BASIC                      $     (0.14)         (0.14)         (0.18)         (0.18)
                                                ===========    ===========    ===========    ===========

NET LOSS PER SHARE - DILUTED                    $     (0.14)         (0.14)         (0.18)         (0.18)
                                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
   Basic                                          2,129,082      2,126,606      2,129,082      2,138,040
                                                ===========    ===========    ===========    ===========

   Diluted                                        2,129,082      2,126,606      2,129,082      2,138,040
                                                ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                   SIX MONTHS ENDED FEBRUARY 29, 2000 AND 1999

                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                 ----------------
                                                                   FEBRUARY 29,
                                                                   ------------
                                                                2000           1999
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  (390,352)   $  (376,364)
   Adjustments to reconcile net income to net cash
   provided by activities-
       Amortization Of Goodwill                                  37,496         30,921
       Depreciation and amortization                            252,984        177,446
       Allowance for doubtful accounts                                0        (32,611)
       Changes in operating assets and liabilities
          Accounts receivable                                   (48,728)     1,547,539
          Inventories                                           (28,748)        68,608
          Prepaid expenses and other current assets              94,907        (73,880)
          Other assets                                           24,095        (46,592)
          (Purchase) Sale of Marketable Securities              571,105       (495,491)
          Accounts payable and accrued expenses                (199,680)      (609,765)
          Current Portion of lease                                8,367
          Current Portion of Notes Payable                        8,581
          Other liabilities                                                     (2,717)
                                                            -----------    -----------
                Net cash provided by operating activities       330,025        187,094
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment                      (86,325)       (66,004)
   Software Development Costs                                   (87,332)

                                                            -----------    -----------
                Net cash used in investment activities         (173,657)       (66,004)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Capital Lease Obligations                       (54,725)             0
   Purchase of Treasury Stock                                         0       (109,641)
   Repayment of Notes Payable                                  (103,606)      (126,667)
                                                            -----------    -----------
                Net cash used in financing activities          (158,330)      (236,308)
                                                            -----------    -----------
                Net decrease in cash and cash equivalents        (1,962)      (115,218)

CASH and cash equivalents, beginning of period                   32,456        140,254
                                                            -----------    -----------

CASH and cash equivalents, end of period                    $    30,494    $    25,036
                                                            ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                               $    12,183    $    11,782
-------------
Income taxes paid                                           $         0    $    24,579
-----------------

  The accompanying notes are an integral part of these consolidated statements

HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR YEAR ENDED AUGUST 31, 1999 AND THREE MONTHS ENDED FEBRUARY 29, 2000

                                                                                                  Retained
                                                                   Additional                     Earnings
                                                     Common         Paid- in       Treasury     (Accumulated
                                                      Stock          Capital         Stock        Deficit)         Total
                                                   -----------    -----------    -----------    -----------    -----------
BALANCE, August 31, 1998                           $     2,257    $ 5,772,189    $  (108,028)   $   229,799    $ 5,896,217

   Net Loss                                                 --             --             --       (694,871)      (694,871)

   Issuance of shares for purchase of - Remote              50         65,700                                       65,750

   Treasury stock                                           --             --       (177,988)            --       (177,988)
                                                   -----------    -----------    -----------    -----------    -----------

BALANCE, AUGUST 31, 1999                           $     2,307    $ 5,837,889    $  (286,016)   $  (465,072)   $ 5,089,108

   Net Loss                                                                                        (390,352)      (390,352)

                                                   -----------    -----------    -----------    -----------    -----------
BALANCE, February 29, 2000                         $     2,307    $ 5,837,889    $  (286,016)   $  (855,424)   $ 4,698,756
   (unaudited)                                     ===========    ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated statements

                          HERTZ TECHNOLOGY GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                FEBRUARY 29, 2000

1. BASIS OF PRESENTATION AND OPERATIONS

      The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Operating results for the three month and six month periods ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ended August 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Hertz Technology Group, Inc. ("Hertz" or the "Company") audited financial statements for the year ended at August 31, 1999.

2. EARNINGS PER SHARE

No diluted EPS is presented, for the three month and six month periods ended on February 29, 2000 and 1999, as the effect of dilutive securities would be anti-dilutive on loss per common share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 29, 2000

General

The Company offers full service for Novell(R) and Microsoft(R) networking
                                    --------      ------------
solutions, Internet and Web related services including high speed communication services such as T1 and DSL from companies such as Northpoint(R) and
                                                   -------------
BellAtlantic(R) under the "RemoteIT.com" name, through its RemoteIT.com
---------------           --------------
subsidiary. The Company custom designs and assembles personal workstations, networking, communication and WEB servers under the "Hertz Computer(R)" name
                                                    -------------------
through its Hertz Computer subsidiary. Through its Edutec(R) subsidiary, the
                                                   ---------
Company offers customizable state-of-the-art training rooms at its New York City headquarters. These rooms are equipped with the latest PC workstations and A/V presentation technology. RemoteIT.com. Hertz Computer and Edutec comprise the Technology Group.

The Company also designs, manufactures and sells ergonomically engineered modular technical office furniture, open racking systems, data and communications cabinets and enclosures, personal workstations, training desks, assembly workbenches, KVM switches and other technical workspace solutions under the "Hergo(R)" name through its Hergo subsidiary. The Company, through its LAN
    ----------
Metal division provides custom specialty metal manufacturing and fabrication products and also manufactures the line of Hergo products. Together Hergo and LAN comprise the "Hergo Group."

Three Months and Six Months Ended February 29, 2000 compared to Three Months and Six Months Ended February 28, 1999

Revenues

Company sales for the three months ended February 29, 2000, were $1.70 million, compared to $1.39 million for the period ended February 28, 1999, a 22% increase. Net sales for the six months ended February 29, 2000 were $3.28 million compared to $3.27 million for the six month period ended February 28, 1999.

For the three months ended February 29, 2000 the Hergo Group sales were $1,326,000 compared to sales of $1,197,000 last year for the comparable period, an increase of $129,000 (11%). The Hergo Group sales for the six months ended February 29, 2000 were $2,557,000 compared to $2,624,000 for the six month period ended February 28, 1999, a $67,000 (3%) decrease. The division rebounded in its sales for the last quarter. The Company believed, as was mentioned in last quarter's 10-QSB, that buyers in the technology areas may have been preoccupied with Y2K issues and as a result, some buying may have been postponed to this quarter.

The Technology Group sales for the quarter ended February 29, 2000 were $374,000 compared to $188,000 for the comparable period in the previous year, an increase of 99%. For the six months ended February 29, 2000 Technology Group sales were $723,000 compared to $648,000 for the six months ended February 28, 1999, an increase of 12%. The Technology Group was beefed up in March 1999 with the inclusion of RemoteIT.com. As a result, sales have started to bring up revenues within the Technology Group.

Gross Profit

Gross profit was $733,000 (43% of net sales) for the three months ended February 29, 2000 as compared with $697,000 (50% of net sales) for the three months ended February 29, 1999, an increase of $36,000. Gross profit was $1,482,000 (45% of net sales) and $1,532,000 (47% of net sales) for the six months ended February 29, 2000 and February 28,1999, respectively, a decrease of $50,000.

Gross profit generated from the Hergo division for the three months and six months ended February 28, 2000 was $663,000 (50% of net sales) and $1,327,000 (52% of net sales) compared to $665,000 (56% of net sales) and $1,415,000 (54% of net sales) for the three months and six months ended February 28, 1999. Lower gross profit for the quarter was primarily attributable to higher labor and utility costs.

Gross profit generated from the Technology Group for the three months ended February 29, 2000 was $70,000 (19% of net sales) compared to $32,000 ( 17% of net sales) for the comparable three month period last year. Gross profit for the Technology Group for the six months ended February 29, 2000 was $155,000 (21% of net sales) compared to gross profit of $ 117,000 (18% of net sales) for the six month period ended February 28, 1999. Higher value added services generated by the RemoteIT division has created higher gross profit margins for the Technology Group as compared with the previous year which only included computer hardware sales.

Selling, General and Administrative

Selling, general, and administrative expenses increased for the quarter ended February 29, 2000 as compared to the preceding period by $49,000 and decreased by $40,000 for the six months ended February 29, 2000 compared to the six months ended February 28, 1999.

Despite the fact that the Company had generally reduced Selling, General and Administrative expenses in the previous quarter, due to the establishment of RemoteIT.com, additional SG&A expenses were incurred during the current quarter including additional sales, administration and accounting salaries, employee benefits, utilities and office expenses. Selling expenses increased in the Hergo Group with additional travel, telemarketing and advertising.

Other Income (Expense):

Other income for the three months and six months ended February 29, 2000 were $18,000 and $24,000 compared to other expense of $9,000 and $3,000 for the comparable periods last year.

Net interest income for the three months and six months ended February 29, 2000 decreased by $5,000 and $6,000 for the comparable periods last year. The decrease in interest income was primarily due to the reduction of marketable securities balances during the twelve months.

Provision for Income Taxes

The Company recorded no tax benefit for the three-month period ended February 29, 2000 and February 28, 1999 as well as the six month period ended February 29, 2000. The tax benefit for the six months ended February 28, 1999 was $25,000.

Net Income and Earnings Per Share

Operations for the three months ended February 29, 2000 resulted in a loss of approximately $297,000 or $.14 per share compared to a loss of $306,000 or $.14 per share for the three months ended February 28, 1999.

Operations for the six months ended February 29, 2000 resulted in a loss of approximately $390,000 or $.18 per share compared to a loss of approximately $376,000 or $.18 per share for the comparable period last year.

Liquidity and Capital Resources

For the six months ended February 29, 2000, the Company had cash provided by operations of $330,000, as compared to cash flow from operations of $187,000, for the comparable period last year. In the current year the bulk of the cash provided was generated from the sale of marketable securities. In the previous year there was a significant amount of year end accounts receivable which provided the operating cash.

Net purchases of fixed assets for the six months ended February 29, 2000, were $86,000 as compared to $66,000 for the six months ended February 28, 1999.

The Company, as of February 29, 2000 had working capital of $2,530,000 of which $1,052,000 was in cash and marketable securities, which are available to fund the Company's operations and expansion plan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a. The Company held an annual meeting of security holders on February 16, 2000.

      b.    The following directors were re-elected for another year:

                  Eli E. Hertz
                  I. Marilyn Hertz
                  Barry J. Goldsammler
                  Beryl Ackerman
                  Bruce Borner

      c. Each of the above nominees received in excess of 1,910,000 shares in favor of his election. No more than 14,000 shares were voted against the election of any nominee.

      The other matters voted upon at the meeting and the number of votes cast for, against or abstained for each such matter were as follows:

      1. For the appointment of Goldstein Golub Kessler LLP as auditors for the fiscal year ending August 31, 2000:

                  For:     1,919,463
                  Against:    18,381
                  Abstain:       180

      2. For the proposal to amend the Company's Certificate of Incorporation to increase the authorized capital stock to 6,000,000 shares:

                  For:     1,924,287
                  Against:    13,467
                  Abstain:       210

      3. For the proposal to increase the number of stock options available under the 1996 Stock Option Plan to 750,000 shares:

                  For:     1,258,985
                  Against:    35,054
                  Abstain:       950

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Hertz Technology Group, Inc


                                            /s/ Eli E. Hertz
Dated: 04/14/00                         ----------------------------------------
                                        Eli E. Hertz, Chairman, President
                                        And Chief Executive Officer


                                            /s/ Barry J. Goldsammler
Dated: 04/14/00                         ----------------------------------------
                                        Barry J. Goldsammler, Chief
                                        Financial and Accounting
                                        Officer