Form 10QSB
period 2000-05-31
HERTZ TECHNOLOGY GROUP INC
filed 2000-07-18
CIK 1020726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly period ended May 31, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1939

               For the transition period from _______ to _________

                         Commission File Number: 0-21679

                          HERTZ TECHNOLOGY GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        DELAWARE                                               13-3896069
----------------------------                           -------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         identification number)

75 Varick Street                                                 10013
---------------------------                            -------------------------
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

      Yes   |X|      No    |_|

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

July 14, 2000

  Common Stock, par value
      $.001 per share                                               2,249,593
--------------------------------                              ------------------
          Class                                               Shares Outstanding

                          HERTZ TECHNOLOGY GROUP, INC.

                                  MAY 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----

PART I.         Financial Information

  Item 1.       Financial Statements

                Accountants Review Report                                     3

                Consolidated Balance Sheets as of
                May  31, 2000 and August 31, 1999                             4

                Consolidated Statements of Operations
                for the three months and nine months ended
                May 31, 2000 and May 31, 1999                                 5

                Consolidated Statements of Cash
                Flows for the three months and nine months ended
                May 31, 2000 and May 31, 1999                                 6

                Consolidated Statements of Stockholders Equity for year
                ended August 31, 1999 and Nine months ended May 31, 2000      7

                Notes to Financial Statements                                 8

    Item 2.     Management's Discussion and Analysis
                of financial condition and results of
                operations for the three months and nine months ended
                May 31, 2000                                               10-13

SIGNATURES                                                                    14

ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Shareholders of Hertz Technology Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Hertz Technology Group, Inc. and Subsidiaries as of May 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the three-month period and nine-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 11, 2000

                                     PART I
                              FINANCIAL INFORMATION

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                                                        MAY 31,        AUGUST 31,
                                                                                                        -------        ----------
                                                                                                         2000            1999
                                                                                                         ----            ----
                                                                                                       Unaudited        Audited
CURRENT ASSETS:
      Cash and cash equivalents                                                                       $   245,134     $    32,456
      Marketable securities                                                                               767,353       1,592,158
      Accounts receivable, less allowance for
          doubtful accounts of $81,133 and  $96,133 respectively                                          908,252       1,033,726
      Inventories                                                                                         569,737         669,601
      Prepaid expenses and other current assets                                                           205,403         282,790
                                                                                                      -----------     -----------
                     Total current assets                                                               2,695,879       3,610,731
                                                                                                      -----------     -----------

PROPERTY AND EQUIPMENT, net                                                                             1,545,925       1,783,728

GOODWILL, net                                                                                             194,689         244,284

DEFERRED INCOME TAXES                                                                                           0         136,173

OTHER ASSETS                                                                                              405,100         308,075
                                                                                                      -----------     -----------
                     Total assets                                                                     $ 4,841,593     $ 6,082,991
                                                                                                      -----------     -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                        MAY 31,        AUGUST 31,
                                                                                                      -----------     -----------
                                                                                                         2000            1999
                                                                                                      -----------     -----------
CURRENT LIABILITIES:
      Accounts payable                                                                                $   272,436     $   261,688
      Accrued expenses and other current liabilities                                                      367,439         237,570
      Current portion of capital lease obligations                                                         57,924          46,974
      Current portion of notes payable                                                                    130,046         126,666
                                                                                                      -----------     -----------
                     Total current liabilities                                                            827,845         672,898
                                                                                                      -----------     -----------

      CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                                                    190,054         194,318
      NOTES PAYABLE                                                                                        16,595         126,667
                                                                                                      -----------     -----------
                     Total  liabilities                                                                 1,034,494         993,883
                                                                                                      -----------     -----------

SHAREHOLDERS EQUITY:

      Common stock,  $.001 par value: 6,000,000 shares authorized 2,315,418 shares
      and 2,306,950 shares issued as of May 31, 2000 and August 31, 1999, respectively                      2,315           2,307
      Additional paid-in capital                                                                        5,845,091       5,837,889
      Less: Treasury Stock, 177,867 shares at cost                                                       (286,016)       (286,016)
      Accumulated Deficit                                                                              (1,754,291)       (465,072)
                                                                                                      -----------     -----------
                     Total shareholders' equity                                                         3,807,099       5,089,108
                                                                                                      -----------     -----------
                     Total liabilities and shareholders'  equity                                      $ 4,841,593     $ 6,082,991
                                                                                                      ===========     ===========


                 See Notes to Consolidated Financial Statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2000 AND 1999

                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                  MAY 31,                        MAY 31,
                                                                        ---------------------------     ---------------------------
                                                                            2000            1999            2000            1999
                                                                        -----------     -----------     -----------     -----------
NET SALES                                                               $ 1,666,055     $ 1,734,931     $ 4,946,371     $ 5,007,769

COST OF SALES                                                             1,166,483         878,838       2,964,535       2,619,904
                                                                        -----------     -----------     -----------     -----------

                    Gross Profit                                            499,572         856,093       1,981,836       2,387,865

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              1,212,313         971,243       3,143,932       2,942,858
                                                                        -----------     -----------     -----------     -----------
                    Operating  loss                                        (712,741)       (115,150)     (1,162,096)       (554,993)

OTHER INCOME (EXPENSE)
      Other                                                                 (49,799)         (3,925)        (26,291)         (7,095)
      Interest, net                                                            (154)         19,256          35,341          61,084
                                                                        -----------     -----------     -----------     -----------
                    Loss  before provision (benefit) for income taxes      (762,694)        (99,819)     (1,153,046)       (501,004)

PROVISION (BENEFIT) FOR INCOME TAXES                                        136,173          (9,542)        136,173         (34,363)
                                                                        -----------     -----------     -----------     -----------

                    Net loss                                            $  (898,867)    $   (90,277)    $(1,289,219)    $  (466,641)
                                                                        ===========     ===========     ===========     ===========

LOSS PER COMMON SHARE - BASIC AND DILUTED                               $     (0.42)          (0.04)          (0.61)          (0.22)
                                                                        ===========     ===========     ===========     ===========

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                                           2,130,688       2,129,083       2,129,623       2,135,480
                                                                        ===========     ===========     ===========     ===========


                 See Notes to Consolidated Financial Statements

                  HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                     NINE MONTHS ENDED MAY 31, 2000 AND 1999

                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                              MAY 31,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       ($1,289,219)    ($  466,641)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
         Depreciation and amortization                                                  397,884         273,714
         Amortization of goodwill                                                        49,595          46,381
         Provision for doubtful accounts                                                (15,000)        (34,696)
         Loss on disposal/sale of assets                                                 38,319               0
         Changes in operating assets and liabilities:
             Decrease in marketable securities                                          824,805          56,431
             Decrease in accounts receivable                                            140,474       1,475,599
             Decrease in inventories                                                     99,864          70,245
             (Increase) decrease in prepaid expenses and other current assets            77,387        (218,569)
             Decrease in deferred income taxes                                          136,173               0
             (Increase) decrease in other assets                                          3,175        (142,024)
             Increase (decrease) in accounts payable, accrued expenses and other
               current liabilities                                                      140,617        (552,997)
                                                                                    -----------     -----------
                      Net cash provided by operating activities                         604,074         507,443
                                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                               (142,043)       (272,300)
     Software development cost                                                         (100,200)              0
     Proceeds from sale of assets                                                         9,655               0
                                                                                    -----------     -----------
                      Net cash used in investment activities                           (232,588)       (272,300)
                                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                                        (127,704)       (126,667)
     Repayment of capital lease obligations                                             (38,314)              0
     Purchase of treasury stock                                                               0        (176,498)
     Proceeds from exercise of stock options                                              7,210               0
                                                                                    -----------     -----------
                      Net cash  used in  financing activities                          (158,808)       (303,165)
                                                                                    -----------     -----------
                      Net decrease in cash and cash equivalents                         212,678         (68,022)

CASH and cash equivalents, beginning of period                                           32,456         140,254
                                                                                    -----------     -----------

CASH and cash equivalents, end of period                                            $   245,134     $    72,232
                                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                                                       $    23,759     $    16,215
Income taxes paid                                                                   $         0     $    35,277

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Capital lease obligations incurred                                                  $    45,000     $   187,000
Entry into financing agreement                                                      $    21,012     $         0


                 See Notes to Consolidated Financial Statements

HERTZ TECHNOLOGY GROUP,  INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER  EQUITY

FOR YEAR ENDED AUGUST 31,1999 AND  NINE  MONTHS ENDED MAY  31,2000

(UNAUDITED)

                                                                                         Retained
                                                          Additional                     Earnings
                                            Common         Paid- in       Treasury     Accumulated
                                             Stock         Capital         Stock         Deficit)         Total
                                             -----         -------         -----         --------         -----
BALANCE, August 31, 1998                 $     2,257    $ 5,772,189    $  (108,028)    $   229,799     $ 5,896,217

       Net Loss                                    -              -              -        (694,871)       (694,871)

       Issuance of stock to Employees             50         65,700              -               -          65,750

       Treasury stock                              -              -       (177,988)              -        (177,988)
                                         -------------------------------------------------------------------------

BALANCE, August 31, 1999                       2,307      5,837,889       (286,016)       (465,072)      5,089,108

       Net Loss                                    -              -              -      (1,289,219)     (1,289,219)

       Stock Options Exercised                     8           7202                                          7,210
                                         -------------------------------------------------------------------------
BALANCE, May 31, 1999                    $     2,315    $ 5,845,091    $  (286,016)    $(1,754,291)    $ 3,807,099
                                         =========================================================================


                 See Notes to Consolidated Financial Statements

                          HERTZ TECHNOLOGY GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  MAY 31, 2000

1. BASIS OF PRESENTATION AND OPERATIONS

The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Operating results for the three-month and nine-month periods ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ended August 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Hertz Technology Group, Inc. ("Hertz" or the "Company") audited financial statements for the year ended at August 31, 1999.

2. EARNINGS PER SHARE

No diluted shares were used in the calculation of diluted EPS for the three-month and nine-month periods ended May 31, 2000 and 1999, since they would have an antidilutive effect.

3. SEGMENT INFORMATION

The Company operates primarily in two industry segments: (i) The Technology Group and (ii) Hergo. The tables below present information about the reported segments.

Quarter Ended May 31, 2000:

                                                      Technology
                                                         Group               Hergo             Other              Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Sales (unaffiliated)                                    $ 339,000           $1,327,000                                $1,666,000
Loss before Tax                                          (428,000)             (98,000)       (237,000)                 (763,000)
---------------------------------------------------------------------------------------------------------------------------------

Quarter ended May 31, 1999:

                                                      Technology
                                                         Group               Hergo             Other              Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Sales (unaffiliated)                                     $ 452,000          $1,283,000                               $ 1,735,000
Loss before Tax                                           (373,000)            313,000         (40,000)                 (100,000)
---------------------------------------------------------------------------------------------------------------------------------

Nine Months Ended May 31, 2000:

                                                      Technology
                                                         Group               Hergo             Other              Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Sales (unaffiliated)                                   $ 1,062,000          $3,884,000                                $4,946,000
Loss before Tax                                           (609,000)            265,000              (809,000)         (1,153,000)
--------------------------------------------------------------------------------------------------------------------------------

Nine Months ended May 31, 1999:

                                                      Technology
                                                         Group               Hergo             Other              Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Sales (unaffiliated)                                   $ 1,101,000          $3,907,000                               $ 5,008,000
Loss before Tax                                         (1,111,000)            722,000         (112,000)                (501,000)
--------------------------------------------------------------------------------------------------------------------------------

Assets at May 31, 2000:

                                                      Technology
                                                         Group               Hergo             Other              Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Assets                                                   1,410,000           2,448,000         984,000                4,842,000
--------------------------------------------------------------------------------------------------------------------------------

4. CAPITAL TRANSACTIONS

At the Annual Meeting of Shareholders on February 16, 2000, the Company increased the authorized Common Stock from 3,000,000 to 6,000,000 shares. In addition, the Company increased the stock options available under the 1996 Stock Option Plan from 500,000 to 750,000 shares.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General

The Company offers full networking solutions and Internet and Web related services, including high speed communication services such as T1 and DSL, under the "RemoteIT.com" name, through its RemoteIT.com subsidiary. The Company custom designs and assembles personal workstations, networking, communication and WEB servers under the "Hertz Computer(R)" name through its Hertz Computer subsidiary. Through its Edutec(R) subsidiary, the Company offers customizable state-of-the-art training rooms at its New York City headquarters. These rooms are equipped with the latest PC workstations and A/V presentation technology. RemoteIT.com, Hertz Computer and Edutec comprise the Technology Group.

The Company also designs, manufactures and sells ergonomically engineered modular technical office furniture, open racking systems, data and communications cabinets and enclosures, personal workstations, training desks, assembly workbenches, KVM switches and other technical workspace solutions under the "Hergo(R)" name through its Hergo subsidiary. The Company, through its LAN Metal division, provides custom specialty metal manufacturing and fabrication products and also manufactures the line of Hergo products. Together Hergo and LAN comprise the "Hergo Group."

Three Months and Nine Months Ended May 31, 2000 compared to Three Months and Nine Months Ended May 31, 1999

Revenues

Company net sales for the three months ended May 31, 2000, were $1.67 million, compared to $1.73 million for the period ended May 31, 1999, a 4% decrease. Net sales for the nine months ended May 31, 2000 were $4.95 million compared to $5.01 million for the nine month period ended May 31, 1999, a 1% decrease.

For the three months ended May 31, 2000 the Hergo Group sales were $1,327,000 compared to sales of $1,283,000 last year for the comparable period, an increase of 3%. The Hergo Group sales for the nine months ended May 31, 2000 were $3,884,000 compared to $3,907,000 for the nine month period ended May 31, 1999, a 1% decrease.

The Technology Group sales for the quarter ended May 31, 2000 were $339,000 compared to $452,000 for the comparable period in the previous year, a decrease of 25%. For the nine months ended May 31, 2000 Technology Group sales were $1,062,000 compared to $1,101,000 for the nine months ended May 31, 1999, a decrease of 4%. The decrease in volume is attributed to the reduced emphasis by the Company on the personal computer line of business which is generating negative margins.

Gross Profit

Gross profit was $500,000 (30% of net sales) for the three months ended May 31, 2000 as compared with $856,000 (49% of net sales) for the three months ended May 31, 1999, a decrease of $356,000. Gross profit was $1,982,000 (40% of net sales) and $2,388,000 (48% of net sales) for the nine months ended May 31, 2000 and May 31,1999, respectively, a decrease of $406,000.

Gross profit generated from the Hergo division for the three months and nine months ended May 31, 2000 was $495,000 (37% of net sales) and $1,822,000 (47% of net sales) compared to $748,000 (58% of net sales) and $2,163,000 (55% of net sales) for the three months and nine months ended May 31, 1999. Several factors contributed to lower gross profit for the quarter. Among them, higher labor and utilities costs as well as increased costs of depreciation and amortization. During the current quarter substantial maintenance contracts were established to cover the highly computerized technical equipment purchased in the past year. The costs of the contracts and the depreciation on the same machines were substantial. The additional machinery, however, is expected to increase efficiency and in the long run should help in reducing labor cost associated with the equipment. During the quarter ended May 31, 2000 the Company reduced the carrying value of some of its inventory due to obsolescence and design changes. The amount of the write down of the inventory was in excess of $75,000. The combination of the increases of these expenses amounted to $159,000 and $225,000,respectively, for the three month and nine month periods ended on May 31, 2000

Gross profit generated from the Technology Group for the three months ended May 31, 2000 was $5,000 (1% of net sales) compared to $108,000 (24% of net sales) for the comparable three-month period last year. Gross profit for the Technology Group for the nine months ended May 31, 2000 was $160,000 (15% of net sales) compared to gross profit of $ 225,000 (20% of net sales) for the nine-month period ended May 31, 1999. Many of the costs of this group are fixed in nature and the group's low volume of sales of products and services resulted in the high Cost of Sales. This result was further aggravated during the previous quarter by the expenses incurred in connection with the DSL product and the completion of the collocation program . The communication costs incurred for these projects was $57,000 for the quarter and $118,000 for the nine month period.

Selling, General and Administrative

Selling, general and administrative expenses increased for the quarter ended May 31, 2000 as compared to the preceding period by $241,000 and increased by $201,000 for the nine months ended May 31, 2000 compared to the nine months ended May 31, 1999.

Among the increases in expenses for the quarter and nine months ended May 31, 2000 was a marketing test program promoting DSL services. This marketing test program included radio advertising, print, Internet and telemarketing campaign at costs exceeding $72,000. Additional costs were incurred in purchasing , installing, and customizing a new accounting system.

Other Income (Expense):

Other expense for the three months and nine months ended May 31, 2000 was $50,000 and $26,000 compared to other expense of $4,000 and $7,000 for the comparable periods last year.

The largest component of the other expense was the large expense incurred in the disposal of obsolete and redundant equipment.

Net interest income for the three months and nine months ended May 31, 2000 decreased by $19,000 and $26,000 for the comparable periods last year. The decrease in interest income was primarily due to the reduction of marketable securities balances.

Provision for Income Taxes

For accounting purposes the Company wrote off its deferred tax asset of $136,000 during the quarter ended May 31, 2000, which amounted to about 15% of the Company loss for the quarter. Because of this, and due to the fact that the Company had recorded a $10,000 and $34,000 tax benefit in the quarter and nine months ended May 31, 1999, total provision for taxes increased by $146,000 and $170,000 for the three months and nine months ended May 31, 2000.

Net Income and Earnings Per Share

Operations for the three months ended May 31, 2000 resulted in a loss of approximately $899,000 or $.42 per share compared to a loss of $90,000 or $.04 per share for the three months ended May 31, 1999.

Operations for the nine months ended May 31, 2000 resulted in a loss of approximately $1,289,000 or $.61 per share compared to a loss of approximately $467,000 or $.22 per share for the comparable period last year.

Liquidity and Capital Resources

For the nine months ended May 31, 2000, the Company had cash provided by operations of $604,000 as compared to $507,000 for the comparable period last year. In the current year the bulk of the cash provided was generated from the sale of marketable securities.

Net purchases of fixed assets for the nine months ended May 31, 2000, were $142,000 as compared to $272,000 for the nine months ended May 31, 1999. Additionally, the Company had incurred $100,000 of expenses in software development costs during the nine months ended May 31, 2000.

The Company, as of May 31, 2000 had working capital of $1,868,000 of which $1,012,000 was in cash and marketable securities, which are available to fund the Company's operations

Special Note Regarding Forward-Looking Statements

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

                                        Hertz Technology Group, Inc


                                        /s/ Eli E. Hertz
Dated:   07/17/00                       ----------------------------------------
                                        Eli E. Hertz, Chairman, President
                                        And Chief Executive Officer


                                        /s/ Barry J. Goldsammler
Dated:  07/17/00                        ----------------------------------------
                                        Barry J. Goldsammler, Chief Financial
                                        and Accounting
                                        Officer