Form 10KSB
period 2000-08-31
RETURN ASSURED INC
filed 2000-12-14
CIK 1020726

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    (Mark One)
      [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                     For Fiscal Year Ended: August 31, 2000

                                       OR

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ________________


            Commission file number      0-21679
                                  ---------------------------------------------

                           Return Assured Incorporated
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

               Delaware                                         13-3896069
   ---------------------------------                       -------------------
     (State or other jurisdiction                             (IRS Employer
   of incorporation or organization)                       Identification No.)


1901 Avenue of the Stars, Suite 1710, Los Angeles, California         90067
--------------------------------------------------------------------------------
       (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number               888-884-8809
                         ---------------------------------------



Securities registered under Section 12(b) of the Act:  Common Stock, par value
                                                       $0.001 per share;
                                                       Class A Warrants
                                                       -------------------------

Securities registered under Section 12(g) of the Act:  None
                                                       -------------------------

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State registrant's revenues for its most recent fiscal year: $6,319,304

      As of November 9, 2000, there were 7,133,604 shares of the registrant's common stock, par value $0.001 issued and outstanding. Of these, 4,566,727 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $5,274,570 based on the average closing bid and asked bid price of $1.155 of the registrant's common stock on November 29, 2000.

Transitional Small Business Disclosure Format (check one):
Yes    ;  No  X
    ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act") -- N/A.

                                TABLE OF CONTENTS




   Item Number and Caption                                                                             Page
   -----------------------                                                                             ----
         Forward-Looking Statements....................................................................4

   PART I

      1.  Description of Business......................................................................4

      2.  Description of Property......................................................................23

      3.  Legal Proceedings............................................................................23

      4.  Submission of Matters to a Vote of Security Holders..........................................23


   PART II

      5.  Market for Common Equity and Related Stockholder Matters.....................................24

      6.  Management's Discussion and Analysis of Financial Condition and Results of Operations........30

      7.  Financial Statements.........................................................................36

      8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........36

   PART III

      9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...........................................37

      10.  Executive Compensation......................................................................40

      11.  Security Ownership of Certain Beneficial Owners and Management..............................46

      12.  Certain Relationships and Related Transactions..............................................47

      13.  Exhibits and Reports on Form 8-K............................................................49

--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

--------------------------------------------------------------------------------

      Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Risk Factors". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

--------------------------------------------------------------------------------

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------

The Merger

      We recently closed the business combination of our Return Assured business and Hertz Technology Group business. On October 13, 2000 Asure Acquisition Corp., a wholly-owned subsidiary of Hertz Technology Group, Inc., a Delaware Corporation, was merged into Return Assured Incorporated, a Nevada Corporation. At the same Hertz Technology Group changed its name to Return Assured Incorporated.

      References in this report to "we", "us", "our" and similar terms means Return Assured Incorporated, a Delaware corporation, formerly Hertz Technology Group, Inc.

Industry Overview

      As the world familiarizes itself with the convenience of online shopping, the wonders of the Internet have virtually placed almost anything one would want to buy at our fingertips. The Internet has become a resource for information and research as well as a retail mecca offering myriads of products and services that were previously inaccessible. It is projected that, in 2000, 59 million people will spend $61.1 billion on online shopping. Estimates show that the business to business e-commerce market could grow from $109 billion in 1999 to $1.8 trillion in 2003.

      Reports also show that in 1998, retail e-commerce in the U.S. reached $7.8 billion, a figure that accounts for only 0.5% of all retail sales. Retail e-commerce, however, is expected to reach $108 billion, accounting for 6% of total projected sales. A strong web presence is mandatory for any retailer that wants to compete in the 21st century. In order to become a market leader retailers must measure and act upon their customers' needs, provide seamless service between channels and develop new ways for customers to shop.

      However, with the rapid growth of the Internet a few negatives are threatening the retail landscape. There are mounting consumer concerns about credit card fraud, lack of trust in the vendor or product, security risks with personal information disclosure and a lack of systems to provide the consumer with a safety net or comfort zone when dealing with unknown merchants. Small and medium sized retailers may be at a disadvantage because without recognized brands or reputations consumers are wary of shopping on these sites. In fact, 80% of online shoppers agree that their purchasing decisions are strongly influenced by the ability to buy from known, trusted retailers and to buy known, trusted product brand names. In addition, it is estimated that 75% of shopping carts are abandoned before the transaction process is complete. Even in the case where the carts are not voluntarily abandoned, 28% of online purchases fail. Of those purchases that failed, 28% of the customers stopped shopping online. Furthermore, a survey shows that the inability to return goods and general lack of trust in the vendor were two of the top ten reasons why Internet users did not buy online. For those consumers that did buy apparel online in 1999, low prices, free delivery, large merchandise selection and ease of return topped the list of most important features when selecting an online merchant. However, not all return policies were rated equally. One survey showed that the most important factor for an optimal online return policy would be a 100% money back guarantee.

Our Business

      We have brought to market the world's first proprietary business-to-business and business-to-consumer value added "web seal of approval" which provides a service that guarantees customers who order products through the web sites of merchant members that the merchants' stated return policy will be honored.

      Our web seal of approval is designed to meet the needs of small and medium sized businesses by removing the risk and uncertainty that are responsible for incomplete online transactions. We offer a risk-free shopping experience because we guarantee to fulfill the terms of a participating merchant's return policy in cases where the merchant will not.

      According to a recent study, 75% of shopping carts are abandoned before the transaction process is complete for two reasons:

      o Online shoppers are wary of the security risk of sending their credit card number over the public Internet; and

      o Online shoppers are unsure, as in the mail order catalogue business, that Internet retailers will accept return of a product if it is unacceptable to the consumer.

      We deal with the second of these issues by providing our "Return Assured Seal of Approval" web seal to those e-commerce sites that meet our criteria. If a customer orders from the site displaying this web seal, we provide assurance that the merchant displaying the web seal will honor its stated return policies.

      When a merchant applies for the Return Assured web seal, we perform a credit check through Dun & Bradstreet or other sources such as the Better Business Bureau, to verify the financial and credit standing of the merchant. Depending on the results of our initial credit investigation, the merchant may be approved immediately, approved after a review by senior management or questioned about the reasons for any adverse financial or credit standing. A merchant that is ultimately approved is authorized to display the Return Assured web seal on its e-commerce web site. The web seal itself remains on our computers. The merchant displays our web seal by linking to the file from its web site.

      As a condition for approval, all merchants must provide us with a copy of their current merchandise return policies and to ship their products on carriers which we have approved. These carriers must provide for online tracking of shipments made on them. We are notified each time a customer places an order through the site on which our web seal is displayed and receive shipping information from the merchant which allows us to track the merchandise through the delivery process. We have software that allows the tracking to be done automatically. A customer who has not received merchandise ordered can contact us and quickly determine the status of the shipment. Any delivery problems are followed up with the carrier. If the shipment has not yet been made, we contact the merchant to determine why and to resolve any outstanding issues.

      If the customer wants to return merchandise ordered, we initially direct the customer to contact the merchant directly for a return merchandise authorization number and to return the merchandise directly to the merchant. If the customer has already contacted the merchant without success, our service representative reviews the merchant's return policies to see whether the return would be consistent with those policies.

      If the return is not consistent with the merchant policy, we tell the customer that the return is not covered. If the return is covered, we contact the merchant to determine whether there was a valid reason for refusal to accept the return. We tell the merchant that if the reason is not satisfactory, the merchant risks losing the Return Assured web seal for its site. If we are unable to persuade the merchant to honor a valid claim, we direct the customer to return the merchandise to us with a claim form. On verifying that the return is in order, we mail our own refund check to the customer. We then dispose of the merchandise either by trying to sell it for its salvage value or by donating it to a charity. We may then seek to recover from the merchant the amount we have reimbursed the customer.

      Since our web seal displayed on a merchant's site is controlled by our computers rather than by the merchant, we are able to immediately remove our web seal from the site of any merchant which we determine is not making prompt delivery of goods that are ordered or is not complying with its stated return policy.

      We charge the merchant for our services based on the number of orders placed through the merchant's site. The amount of the charge will depend upon a variety of factors including

o     the value of the item,

o     the merchant's retail sector,

o     the typical return rate for that item,

o     the number of years the merchant has been in business, and

o     whether the merchant has a physical location.

Generally we charge from $.25 to $1.00 per transaction.

      We believe that a high level of customer support for our retail customers as well as consumers is necessary to achieve acceptance of our Internet-based services. We provide a wide range of customer support services through a staff of customer service personnel - call center, e-mail help desk and a web-based self-help system. Since we first introduced our Internet-based service, we have developed some knowledge base of customer support information based on our customer interactions and we believe that this offers us a competitive advantage. Our call center is staffed 24 hours a day. We also offer web-based support services that are available 24-hour hours per day, 7 days per week and that are frequently updated to improve existing information and to support new services. We utilize a staff of trained customer support agents who typically respond to customer inquiries within 24 hours.

      We created this service because we saw that, with the rapid growth of the Internet retail landscape, there were mounting consumer concerns such as credit card fraud, security and personal disclosure risks and a lack of systems to provide the consumer with a safety net or comfort zone when dealing with unknown merchants. We saw a need in the marketplace for a third party to step in and offer consumers a no-risk shopping experience which would encompass guaranteeing merchant performance or their money back.

      We set a higher standard of confidence and trust between consumers and merchants for an improved online shopping experience. Our "Return Assured Seal of Approval" appears on the websites of certified, participating merchants, which represents a guarantee to the consumer that the merchant's return policy will be honored. This innovation injects a comfort level for consumers that want to buy online safely and provide a level playing field for large and small merchants alike - many of which have no arrangements for merchandise returns or refunds. The result provides consumers with a virtual risk-free environment to shop online safely.

Our Strategies

      We have brought to market our web seal of approval guarantee program. It is available to all merchants operating in non-face-to-face transactions. We initially made it available to a key group of Internet partners such as retail organizations, online portals and retailers, and then expanded to include a wide range of merchants worldwide. To reach critical mass, we have come up with novel ways to offer our product through cross promotion and merchandising. For example, our web seal is a value added product for Internet service providers to offer new or existing web site merchant accounts. In addition, we have laid the groundwork for opportunities to promote our product through syndicated content sites with proprietary e-merchandising endorsed by celebrities. We also intend to reach critical mass by partnering with large and trafficked sites that will aggregate users into safe shopping portals. We are also pursuing opportunities to sell our seal to merchants listed on specialized "yellow pages" type publications. Our marketing model is an aggressive one that we believe will enable us to reach critical mass without wasting marketing dollars on promotions and television advertising.

      We have highlighted below our business, marketing and growth strategies.

Our Business Strategy

o Generate revenue from web seal transactions. We have recently signed up our first web seal merchant. Through our marketing strategy, we will aggressively seek to attract new merchants to use our web seal. We anticipate generating revenues from our web seal service shortly.

o Establish automated web seal tracking and monitoring. As we increase the number of merchants utilizing our web seal, we will be faced with the need to automate our tracking and monitoring system. We anticipate engaging IBM to complete this task, which we estimate will be completed by Spring 2001.

o Complete our executive and administrative management team. Our success will depend in large part on the quality of our management team. As our operations expand, we anticipate hiring new talent to meet our marketing and technological needs in the future.

Our Marketing Strategy

o Attract new merchants through arrangements with web portals. We have arrangements with several web portals and online shopping to promote and endorse our web seal service to their participating merchants. We have such agreements with:

            o eBrick. eBrick is a shopping portal with over 1,500 approved merchant sites. Consumers can search and shop for virtually anything fast and effectively because every online merchant has been approved by eBrick on a number of criteria. In addition to its website, eBrick.com publishes The Brick, the official e-commerce sourcebook. The Brick is published tri-annually with over 3 million copies distributed. The Brick mirrors the content of the site and is the most useful offline shopping resource available. eBrick will sell our web seal as a value added product to participating merchants and will advertise our product on their site and sourcebook. They will endorse our product as the standard of choice for e-retailers. eBrick will receive 7.5% of our revenues derived from merchants who buy our web seal service through eBrick.

            o Electronic Retailers Association. The Electronic Retailers Association is the trade association for companies who use the power of electronics to sell goods and services to the public
                  - including television, Internet and all customer-not-present transactions. The purpose of the ERA is to foster the growth, development and acceptance of the rapidly growing electronic retailing industry. The ERA will endorse our web seal and will lobby on our behalf to have merchant members use our web seal. They will also help our product gain universal acceptance in the electronic retailing world by including our executives as speakers at conferences and functions and by introducing us to high-level contacts in the electronic retail world. The ERA will receive 5% of our revenues derived from merchants who buy our web seal service through the ERA.

            o Symposium Corporation. Symposium Corporation is a data-driven cross media direct marketing company that combines established direct marketing skills with new direct marketing and database management technologies. They have direct contact with 11 million consumers annually and add over 1 million customers a year to their database. Symposium's earnings are achieved by selling multiple products and services to a growing customer base through the use of traditional marketing and new direct marketing technology. In addition to their partnerships, they operate a member-only online discount marketplace. They will market our web seal to their marketplace partners and merchants. Symposium will receive 5% of our revenues from merchants who buy our web seal service through Symposium.

            o Liquor.com. Liquor.com is the largest spirits site on the web and a customer relationship management business-to-business exchange company whose focus is to integrate producers, wholesalers, retailers and consumers in the alcohol and entertainment beverage industry. Liquor.com builds and maintains relations with the consumer, and also provide e-business solutions for all three tiers of the alcohol beverage distribution system - producers, wholesalers and retailers. Liquor.com has created a global network of retail partner affiliates by offering them the opportunity to generate additional revenue, reduce costs and build loyal customer relationships. Currently, Liquor.com provides direct delivery to 39 states and more than 40 countries. Liquor.com will provide participating merchants with our web seal of approval as a value added product and a purchase guarantee. Liquor.com will receive 7.5% of our revenues derived from merchants who buy our web seal service through Liquor.com.

o Promote our web seal service to merchants through direct merchant campaigns. We utilize a variety of marketing programs to increase brand awareness. We utilize a variety of direct marketing programs and public relations campaigns focused on retailers, direct response marketers, shopping hubs, owners of web servers and Internet service providers. We address these customers through outbound mail, telemarketing and printed mail campaigns to stimulate product trial, purchase and usage. We also use banner ads and text links that connect to our website and participate in industry-specific events, trade shows, executive seminars, industry association activities and various national and international standards bodies.

o Attract new merchants through joint marketing programs with various marketing partners. The following are our marketing partners:

            o Blagman Media International. Blagman Media was established in 1994 and has quickly become one of the most respected direct response and marketing advertising agencies in the world. Blagman Media is helping us maximize our advertising dollars through strategic media positioning. We pay Balgman Media $10,000 a month for these services which includes office space at its Los Angeles offices.

            o Entertainment Marketing Group. Entertainment Marketing Group specializes in creating targeted promotional campaigns for radio, television, cable and online audiences. They introduced us to Earthlink, the second largest Internet service provider in the United States, and eBrick, the official e-commerce sourcebook, to investigate partnership opportunities in the Internet marketing arena. Entertainment Marketing Group is also creating various cross-promotional opportunities for us where media dollars can be maximized.

            o Transactional Marketing Partners. Transactional Marketing Partners provides end-to-end direct marketing solutions with an emphasis on direct response television. They are bringing a variety of projects and opportunities together, including the parameters, resources, and ideas for putting us in the public eye. We pay $25,000 a month for these services.

Our Growth Strategy

o Increase brand awareness of our "Return Assured Seal of Approval". We intend to increase brand awareness by expanding the assortment of available products, providing exclusive product offerings tailored to specific customer profiles and possible private label deals.

o Expand through diversifying product lines. We plan to diversify our current Return Assured product offering through the addition of complementary product lines which we believe will be of interest to our target markets. These product lines will be added over time and will be subject to the results of our test marketing programs, some of which will be performed through the Internet, to determine customer acceptance. We may offer multiple payment options to online merchants. We believe that the addition of new product lines to our web seal program will lead to additional sales to our regular customers and create a greater level of interest from prospective customers. We expect that this will further enhance our brand names by broadening the range of products with which they are associated.

o Expand through purchasing complementary businesses. We intend to pursue strategic acquisitions of additional businesses which complement our current businesses. Our primary focus will be to expand our current customer offerings, introduce new product offerings and generate greater operational efficiencies. We also may seek to acquire businesses that are compatible products offered to our extensive customer base, although such businesses or products have not yet been identified.

Our Strategic Relationships

      We have established strategic relationships with leading companies to deliver our web seal product. We currently have strategic relationships with Lloyd's of London and IBM.

      Lloyd's of London

      Lloyd's is the world's leading insurance market, transacting business worth billions of pounds in premiums each year. It provides insurance coverage across the range of commercial and domestic insurance requirements. Lloyd's has also long been known as the market where anything can be insured. While this is not strictly true, Lloyd's underwriters' willingness to introduce new types of insurance coverage amply justifies Lloyd's reputation for innovation.

      We are insured by Lloyd's for errors and omissions relating to services provided to merchants and consumers. Merchants and consumers however are not insured under this policy.

      As a result of our association with Lloyd's, we are authorized to display the Lloyd's of London logo together with our own web seal on merchants' websites. The policy and web seal are intended to develop and build an image of stability and reliability. The policy covers cyberliability and catastrophic losses of up to $10 million.

      The policy does not insure against every failure of a merchant to honor its return commitments. Rather, it insures against our negligence in selecting the merchant entitled to display our web seal or in monitoring the merchant's compliance with its obligations. The policy has a deductible of $2 million as to any merchant, so that we will have to bear the first $2 million of loss.

      IBM

      We have teamed up with IBM to develop a reliable, scalable and secure web environment using a three-tiered approach of IBM hardware, software and e-business services working in unison to enable our customers to transact with us on our site. Our merchants have the ability to sign up for our "Return Assured Seal of Approval" mark over the web. Consumers also have the ability to submit a return claim over the web.

      To make our e-business safe and easy, IBM's e-Mark presence is a tangible sign signifying that our site is conducting e-business and is using IBM products and services to make the site more reliable, scalable, and secure.

      Our web site is hosted at the IBM Universal Server Farm. With over 5,000 hosting customers and over 74,000 servers under management worldwide, IBM' s hosting capabilities are unmatched in the industry. Exceptional capabilities from IBM provide a consistent world-class infrastructure to support web hosting, e-commerce and collaborative applications. IBM provides platforms for connecting these applications to the Internet and enables intranet and extranet solutions.

      The security of our web site is a critical success factor to our business. To ensure our web site has state-of-the-art security, we utilize IBM's web server switching architecture that enables multiple levels of firewall support. This unique server switching strategy allows IBM to set up security checkpoints between our web server and the Internet.

Research and Development

      We believe that some of our future success will depend in part on our ability to continue to maintain and enhance our current technologies and Internet-based trust services. Although we will continue to work closely with developers and major customers in our development efforts, we expect that most of our future enhancements to existing services and new Internet-based services will be developed internally.

Our Other Operations

      We also operate additional lines of businesses. For financial information on the operations of our lines of business, see our consolidated financial statements commencing on page F-1 and the notes thereto.

RemoteIT.com(R) (www.remoteit.com)

      RemoteIT offers networking, Internet, and communications services. Among the wide array of products and services RemoteIT offers are:

o Design, installation and maintenance of local and wide area networks. Services and products include data back-up, anti-virus protection, operating system and application maintenance and upgrades and remote site management.

o Internet service provider. RemoteIT offers communications services such as Internet access and point-to-point connectivity through dial-up, T1 and DSL technologies. Other services being offered are co-location services for web site application.

o Web services. These include web site design, implementation and website hosting.

Hertz Computers(R)

      Our computer division configures and sells customized personal computers and peripherals and provides a range of related computer integration services. Personal computers are assembled, according to customer specifications, in a number of different configurations, using tested qualified standard component parts. Customization enables us to accommodate specific customer requirements with respect to cost, storage capacity, speed, applications, size, and a range of other considerations.

      Because of fierce price competition in this market, we plan to discontinue operations of our computer division in December 2000. Currently, our computer division operations are solely to meet our warranty obligations.

Edutec(R) Training Facilities

      Through Edutec, we provided customers with access to training facilities equipped with personal computer workstations and related audio-visual technology. As a result of losses from our Edutec division, we plan to discontinue our Edutec operations in December 2000.

Hergo(R) Modular Systems (www.hergo.com)

      Our Hergo division designs, manufactures and sells a line of functional, ergonomic, modular products, which are instrumental in achieving efficient workplace environments. The product line includes technical computer furniture, racking systems, data and communications enclosures and cabinets, personal workstations, training desks and other ergonomic, space-saving products.

      We offer basic modular components, in a variety of standard and custom colors, made primarily of strong, heavy gauge steel. The interchangeable components can be used individually or integrated to create limitless configurations of mounting and support structures.

Manufacturing and Assembly

      Our Hergo modular systems, cabinets and enclosures are manufactured at our Long Island City, New York facility. Our Long Island City facility also handles warehousing and shipping operations.

Suppliers

      We stock most of the component parts used in the manufacture of our Hergo products. To date, we have not experienced any material difficulty in obtaining the required items in a short timeframe. We believe that we are not dependent on any single source, as these alternative sources are always available. We make most of the steel components used in our Hergo product line. We acquire our raw materials for these components from a number of different vendors. We believe that adequate alternative raw material sources are available if required.

Marketing and Sales

o RemoteIT.com. We promote and market most of the support services in the New York metropolitan area.

o Hergo Products. No single customer accounted for more than 10 percent of total Hergo sales in 2000. Sales are generated in large part through national advertising, regional telemarketing efforts and exhibits at trade shows targeted to a variety of industries. Hergo products are sold to Federal government and various local and state government agencies. We maintain a marketing and advertising budget for our Hergo business, which is used primarily for an advertising program in trade and business publications.

Our Competition

      Our Return Assured business

      We operate in a business that is subject to competitive pressures. We have a few competitors, ranging from better business consumer dispute resolution services to a number of relatively small, reverse logistics providers. In addition, a few major e-commerce sites have their own systems for returns but they are very limited in scope or flexibility for the consumer. There are also a small number of escrow service companies offering limited merchandise satisfaction programs, but their charges are widely varied, ranging from 1% to 6% of the goods involved, and where the transaction value is high, the costs of such escrow programs are quite expensive.

      We believe that the combination of product, price, branding, alliances, performance, quality, and reliability, are important competitive factors that set us apart. However, intense competitive pressures could affect demand for our web seal products and services, resulting in reduced profit margins and/or loss of market opportunity.

      There are a number of other companies addressing different segments of the reverse logistics and trust business. None of these companies have successfully married the seamless return of goods with the money back guarantee that we provide, and none of these companies have the strength, experience, and global brand confidence that our association with Lloyd's provides. Some of the companies are:

o Return.com offers a reverse logistics program, which is limited to the physical process of returning goods to retailers. They do not, however, provide any guarantees that the merchant's return and refund policies will be honored nor do they provide refunds to consumers.

o ePubliceye.com is a monitoring system that provides consumers with limited information on e-businesses, reliability, privacy, and customer satisfaction. They are an information site relying on subjective customer feedback which provides no return program.

o WebAssured.com evaluates the reliability of online sellers by alerting shoppers of sites with poor reputations and acts as an arbitrator. Customers must, however, use their browser plug in and rely only on customer feedback to generate reliability of merchant. They only offer a maximum refund of $200.00.

o ReturnExchange.com only handles the physical process of returning goods to merchants and exchanges. They provide no refunds to consumers.

o ClickSure.com, a UK-based online retailer verification program, certifies merchants for standards of privacy, security, reliability and content. Their verification process is lengthy and rigorous, and costly for the merchant - about $1,500. They do not offer refunds or guarantees to consumers.

o Yahoo recently announced a customer protection guarantee for their online shopping portal and auction site. However, this protection is limited and the claims process is time consuming. The online auction guarantee protects the customer up to $250.00 with a $25.00 deductible. Their online shopping portal protection guarantee covers the customer up to a limit of $750.00. In addition, refunds are not automatically issued. First, the claim goes through customer support and arbitration and only if the matter is not resolved does it go through their claims department. The claims department takes 45 days from when they receive the claim to when they profess judgment on the case. It could take up to a few months to get judgment on a case that only covers a limited amount of the total money spent by the consumer.

      Our RemoteIT business

      Networking and communications products and services are being offered by countless companies. More specifically, communications services such as Internet dial-up, DSL and T1 are considered commodities. Users have many choices when selecting their Internet service provider or when choosing the connection means to the Internet or to any point around the globe. Competing head-on with other ISPs, DSL and dial-up providers will most likely result in sales with very limited profits or, possibly, losses, unless these products are being offered in combination with other more sophisticated technical services.

      Our Hergo business

      The business of providing functional, architecturally attractive modular systems specifically designed to mount, support and allow easy access to microcomputers and related equipment is becoming a relatively mature business. There are a number of companies in the business, which are considerably larger and better established than us. Moreover, because of the absence of any serious barriers to entry, it is likely that additional companies will enter the field.

Intellectual Properties

      We rely primarily on a combination of copyrights, trademarks, and restrictions on disclosure and other methods to protect our intellectual property and trade secrets. We are in the process of applying for a trademark on Return Assured and our arrow logo.

Employees

      As of November 10, 2000, our Return Assured operations had ten full-time employees and one part-time employee, our Hergo operations had 46 full-time employees and no part-time employees and our RemoteIT operations had 6 full-time employees and no part-time employees.

      We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

      Our ability to achieve our financial and operational objectives depends in large part upon our continued ability to attract, integrate, train motivate and retain highly qualified sales, technical, and managerial personnel, none of whom is bound by an employment agreement. Competition for such qualified personnel in our industry is moderately high.

Risk Factors

Risks associated with our business

      We have a history of losses and may not be able to operate profitably in the future. During the fiscal years ended August 31, 2000 and 1999, our Hertz Technology operations reported net losses of $2,338,069 and $694,871. As a result of operating expenses and development expenditures, our Return Assured operations have incurred net losses through August 31, 2000 of $2,323,019. If the merger occurred as of the beginning of fiscal 2000, we would have net losses for the fiscal year ended August 31, 2000 of approximately $5,852,000 on a pro forma basis. We may not be able to operate profitably in the future. We expect to experience substantial quarterly net losses for the foreseeable future, due primarily to the following factors:

            o Amortization of the goodwill arising from the merger will be a continuing drain on our earnings as that goodwill is charged to earnings over future quarters;

            o Competitive pricing pressures in our Hergo and RemoteIT businesses are expected to continue to negatively affect gross margins; and

            o Probable significant spending on operating expenses, in particular marketing expenses to bring the attention of businesses and consumers to Return Assured's services, will likely increase losses.

      Our Return Assured business plan is unproven and we may not be able to achieve profitability. We have not generated any revenues from our Return Assured operations. We intend to focus substantially all of our efforts, and use substantially all of our current working capital, in developing our Return Assured operations. We expect that our sales and marketing, operations and administrative expenses will increase in the future. As a result, we will need to generate significant revenues to achieve and maintain profitability. We do not know if our revenues will be sufficient to pay our expenses or that we will achieve profitability. We cannot be certain that we will achieve or sustain positive cash flow or profitability from our operations. Furthermore, Eli Hertz will receive 25% of the gross profit from our Hergo operations. As a result, little net cash flow from their operations, if any, will be available to us. Our net losses and negative cash flow from operating activities are likely to be substantial if:

      o     we are unable to attract and retain merchants using our web seal; or

      o     there is insufficient consumer demand for our web seal service.

      The demand for our web seal of approval service may be less than we expect. We believe there is a considerable demand from merchants to provide their customers with the assurance that the goods they order will be delivered and that the merchants will honor their return policies. But our management has not conducted any marketing studies to confirm that this demand exists or the extent of the demand. We may find that as customers become more comfortable with e-commerce they will not feel the need for outside assurance of delivery and returns. If that happens, the number of merchants willing to pay for our web seal service may be too small to be profitable.

      We may be unable to achieve our operating and financial objectives if we cannot manage our anticipated growth effectively. We anticipate that our business will grow rapidly. Our future success depends in large part on our ability to manage this anticipated growth. For us to manage this growth, we will need to:

      o expand and enhance our operating and financial procedures and controls;

      o replace or upgrade our operational and financial management information systems; and

      o     attract, train, manage and retain key employees.

      These activities are expected to place a significant strain on our financial and management resources. If we are unable to manage growth effectively, our business could suffer.

      If our business plan is successful, other companies with more resources and greater name recognition may make competition so intense that our web seal business will not be profitable. Our business plan is based on us being the first to market with our web seal service. Our service is not protected by patents or other intellectual property rights, and if it is successful a number of other companies with far more money and greater name recognition may decide to compete with us. This competition could both reduce the number of merchants who select us to provide the service and create downward pressure on the amount we could charge for the service so that we would not have enough revenue to generate a profit.

      Our business could be harmed if we are unable to retain and attract key personnel. We believe our short and long-term success depends largely on our ability to attract and retain highly skilled technical, managerial and marketing personnel, particularly additional management personnel in the areas of application integration and technical support. Competition for such personnel is intense. We may not be able to hire or retain the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. Our inability to attract and retain such personnel would limit our growth and harm our business.

      Our cyber liability insurance policy does not cover substantial portions of the cost we might incur if a merchant is unable or unwilling to deliver its product or honor its return policy. We purchased a "cyber liability" insurance policy from Lloyd's of London covering our own negligence in selecting a merchant or failing to carefully monitor the shipment and return of the merchant's products. However, that policy has a deductible of $2 million for each merchant. Since most claims are likely to be less in the aggregate than $2 million per merchant, it is unlikely that we would ever be able to make a claim under the policy.

      State regulations governing insurance could apply to our business, making that business impractical. Virtually every state tightly regulates companies who are in the business of insurance. We do not believe that our proposed business is insurance under the laws of any state. This business, however, will be entirely new and one or more states might try to regulate our operations as insurance. If our business were to be regulated as insurance our business plan would most probably not be practicable because the costs of complying with the insurance regulations would be so high that we would have to raise our fees to a level most merchants would not be willing to pay. In addition, the cost of defending against state regulators' claims, if brought, could be prohibitive.

      We will be almost entirely dependent on third parties to develop and implement our web seal service. We have entered into an agreement with IBM to evaluate our business plan and assist in developing and implementing our web site, but we cannot give any assurance that we, even with IBM's assistance, will be able to implement our business plan.

      We are currently evaluating our future plans for our Hergo and RemoteIT businesses. We anticipate discontinuing the operations of our Edutec and Hertz Computer operations. We are currently evaluating our plans for Hergo, which will need new equipment in the near future, and RemoteIT, which is currently operating at a loss. We are also evaluating whether some of the web-based services of RemoteIT will complement our web seal service business, and whether the expertise of that division will enhance our ability to pursue our business plan. Because our other operations are less closely linked to our web seal service business plans, we do not have any definitive plans as to the future operations of those businesses. Mr. Eli Hertz is the chief executive officer of our Hergo and RemoteIT subsidiaries and expects to continue operating those subsidiaries on a more or less autonomous basis. Additionally, we might determine that one or more of these businesses is not central to our business plan.

      We cannot predict our future capital needs and we may not be able to secure additional financing. To fully implement our business plan, we will likely need to raise additional funds within the next 12 months in order to develop our web seal service, to fund continuing operating losses or to acquire complementary businesses, technologies or services. Additional financing may not be available on terms favorable to us, or may not be available to us at all. If we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interest, and these securities may have rights senior to the rights of common stock holders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund continuing operations, promote our brand name, enhance or develop our services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

      We have no direct control over shipping and quality of products (returns) shipped by merchants. We will rely on vendors to ship merchandise directly to customers. Consequently, we will have limited control over the goods shipped by these vendors, and shipments of goods may be subject to delays. In addition, we may accept returns from customers for which we will not receive reimbursements from manufacturers or vendors. If the quality of service provided by these vendors falls below a satisfactory standard or if our level of returns exceeds expectations, this could have a harmful effect on our business.

      Our online commerce services will be vulnerable to interruption. Merchant access to our web site will directly affect the volume of orders and thus affect our revenues. System interruptions may make our web site unavailable or prevent us from processing shipments and returns efficiently, reducing the attractiveness of our services. We may need to add hardware and software and further develop and upgrade our existing technology, transaction-processing systems and network infrastructure to accommodate increased traffic on our web site and increased sales volume. We will maintain substantially all of our computer and communications hardware at one facility, in a co-location facility. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, network break-ins, earthquake and similar events. Our backup systems and disaster recovery plan may not be adequate, and we may not have sufficient business interruption insurance to compensate us for losses from a major interruption.

      Computer viruses, physical or electronic break-ins, deliberate attempts by third parties to exceed the capacity of our systems and similar disruptions could cause system interruptions, delays and loss of critical data, and could prevent us from providing services and processing order tracking and return.

Risks associated with the merger of Hertz Technology Group and Return Assured

      We have limited operating histories as online commerce companies, which will make the business of the combined company difficult to evaluate. The merger combined two companies that have limited operating histories as online commerce companies. Hertz Technology has been in the business of providing Internet and web-based services for only a little over a year. Return Assured was formed less than a year ago. Our prospects will therefore be subject to the risks, expenses and uncertainties frequently encountered by young companies that operate in the new and rapidly evolving markets for Internet products and services. These risks include:

o     evolving and unpredictable business models;

o     intense competition;

o     our need and ability to manage growth; and

o     the rapid evolution of technology in electronic commerce.

      The integration of our two companies may be difficult. Merging our two companies involves technological, operational and personnel-related risks. The integration process will be complex, time-consuming and expensive, and may disrupt our business. We will use common information and communication systems, facilities, operating procedures, financial controls and human resources practices. We may lose key employees that we do not anticipate losing, and the attention of our management team may be diverted from other ongoing business concerns more than we anticipate.

      We will incur significant charges to our earnings for a long time into the future as a result of the goodwill created by accounting for the merger as a purchase. The merger must be accounted for as a purchase of Hertz by Return Assured. Under purchase accounting, Hertz's tangible assets will be entered on our books at their fair market value. The excess of the value of the common shares and warrants issued and the cost of the transaction over the net assets of Hertz are recorded as goodwill. The transaction resulted in approximately $10,437,000 of goodwill. That goodwill will be charged to earnings over 15 years, which will result in an expense charge of $696,000 per year for the next 15 years. This continuing write-off may make it difficult for us to obtain financing in the future.

      We will incur additional charges to our earnings for compensation payable to Mr. Hertz under his employment agreement with Hergo and his consulting agreement with us. The employment arrangements after the merger include a five-year employment agreement between Eli Hertz and our Hergo subsidiary and a two-year consulting agreement between Mr. Hertz and us. Under the employment agreement, Mr. Hertz is to receive $250,000 per year and under the consulting agreement he is to receive $125,000 per year. These costs will be in addition to whatever compensation we decide to pay our senior management. In addition, Mr. Hertz will receive 25% of the gross profit from Hergo. The share of gross profits will be payable whether or not we or our subsidiaries earn a net profit. The added costs will be a continuing drag on earnings over the terms of these agreements and may make it difficult to obtain financing in the future.

      The cash payment required to redeem Mr. Hertz's common stock has reduced our available working capital which could make it more difficult for us to meet our obligations and limit future expansion. We purchased 115,385 shares of common stock from Eli E. Hertz at the close of the merger for $435,000 cash and a $290,000 note due April 17, 2001. The funds that were available to purchase the shares were the cash of the combined companies on hand at the time the merger was completed and the proceeds of sale of the Series A preferred stock. As a result, it will reduce our working capital.

Risks associated with our industry

      We will operate in an extremely competitive market and we could lose revenue and customers to competitors. It is perceived to be easy to enter the online commerce services market. Current and new competitors can launch new online commerce web sites at relatively low cost. Competition in services to online commerce will likely increase as well-recognized web participants decide to enter this market segment. Increased competition may result in price reductions, reduced gross margins, increased marketing costs or loss of market share, or any combination of these problems.

      Major credit card companies already offer some protection against both failure to deliver and the delivery of defective products, and they may decide to compete with us by, for example, themselves undertaking to resolve delivery disputes or guaranty delivery and returns for customers who use their cards to purchase online.

      We may not be successful in competing against these competitors. Many of these competitors have greater financial, marketing, customer support, technical and other resources than us. As a result, they may be able to provide the same services we provide on more favorable terms than us, and they may be able to respond more quickly to changes in customer preference or to devote greater resources to the development, promotion and sale of their services than we can. If competition increases and our branding efforts are not successful, we may not be able to command higher margins on our services, or we may lose revenue and customers to our competitors.

      Our business may be affected by government regulation. The need for our services may be reduced by future state or federal regulation providing for governmental enforcement of the obligations of online merchants to deliver their products and honor returns policies. Even if this does not happen, it is possible that one or more states may decide that our proposed business is close enough to the business of insurance that it should be regulated like insurance. This could result in an interference with our business that would create unacceptable costs to us.

         The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by some foreign governments that could impose taxes on the sale of goods and services and some other Internet activities. Our business may be harmed by the passage of laws in the future imposing taxes or other burdensome regulations on online commerce.

      Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business.

Risks associated with investing in us

      We expect our stock price to be volatile. The market price of the shares of our common stock has been, and will likely continue to be, subject to wide fluctuations in response to several factors, such as:

            o     actual or anticipated variations in our results of operations;

            o     announcements of technological innovations;

            o new services or product introductions by us or our competitors;

            o     changes in financial estimates by securities analysts; and

            o conditions and trends in the Internet and electronic commerce industries.

      The stock markets generally, and the Nasdaq SmallCap Market in particular, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many companies and that often have been unrelated or disproportionate to the operating performance of those companies. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

      Shares of our outstanding common stock may increase more than expected because the conversion price of our Series A preferred stock is not fixed, but is determined based on the market value of the common stock at the time of conversion. Our operations are initially being financed by the sale of $5 million in Series A convertible preferred stock. This convertible preferred stock has a maximum conversion price of $3.00 per share. However, if the market price of our stock at the time of conversion is below $3.00 per share the conversion price is reduced to the market price at that time. As a result, if our common stock declines significantly in price, we will have to issue more shares of common stock than we would if the conversion price were fixed. Nothing in the agreement for sale of the preferred stock would prevent the holder of the preferred stock from repeatedly selling the stock short and covering its short sale at a lower price. It would not be subject to the usual risks of a short seller, who might have to buy back the stock it has sold at an undetermined and much higher price in order to cover his short position, because the conversion can never go above $3.00 per share. In addition, a holder of the preferred stock could continue converting and selling at ever lower prices without incurring an economic loss. These sales could result in a major decline in the price of our common stock. They could also make us more vulnerable to a takeover by an outside party. The holder of the Series A preferred stock has agreed with us to never own more than 4.99% of our common stock. As a result the holder must sell enough shares upon each conversion to not violate our agreement - possibly depressing our stock price.

      The following table illustrates the number of shares that we would be required to issue at various assumed prices upon conversion of the $5,000,000 of the Series A preferred stock, subject to the limitations described in the text following the table. This table is for illustrative purposes only, and should not be assumed to represent our projections of the range of future stock prices.

      ------------------- -------------------------------- --------------------------------------------
      Conversion Share        Shares of Common Stock       Common Stock Underlying Series A Preferred
            Price               Issuable Under the           Stockholders as a Percentage of Total
                             Series A Preferred Stock              Common Stock Outstanding(1)
      ------------------- -------------------------------- --------------------------------------------
            $1.00                    5,000,000                                 41%
      ------------------- -------------------------------- --------------------------------------------
            $2.00                    2,500,000                                 26%
      ------------------- -------------------------------- --------------------------------------------
            $3.00                    1,666,667                                 19%
      ------------------- -------------------------------- --------------------------------------------
            $4.00                    1,666,667                                 19%
      ------------------- -------------------------------- --------------------------------------------
            $5.00                    1,666,667                                 19%
      ------------------- -------------------------------- --------------------------------------------

----------
(1)   Based on 7,133,604 shares outstanding on November 9, 2000.

      Investors could therefore experience dilution of their ownership percentage upon conversion of the convertible preferred stock. The exercise of such a large amount of stock, especially if close in time, may have a substantial negative effect on the market price of our common stock.

      We may be required to redeem the preferred stock for an amount that would force us to go out of business. The agreement for sale of the Series A preferred stock requires us to maintain an effective registration statement covering resale of the shares of common stock that may be issued upon conversion. If we are unable to maintain the effectiveness of that registration statement or otherwise do not comply with agreements we make with holders of that preferred stock, we will have to redeem all the outstanding preferred stock at the stated value of $1,000 per share plus accrued dividends. There is no provision in the agreement for payment of this obligation over time, and we will not have any commitment for credit to finance the payment of the redemption price. As a result, a redemption may leave us with not enough liquid assets to continue paying our other debts and we may be forced to go out of business.

      If our common stock is delisted from Nasdaq, liquidity in our common stock will likely be adversely affected. Our common stock is listed for trading on the Nasdaq SmallCap Market. In order to continue to be listed on Nasdaq, however, we must meet certain criteria, including one of the following:

            o     maintaining $2,000,000 in net tangible assets,

            o     having a market capitalization of at least $35,000,000, or

            o     having net income of $500,000.

      In addition, the minimum bid price of our common stock must be at least $1.00 per share and the market value of the public float must be at least $1,000,000. On November 29, 2000, our bid price was $1.09. The dilution to our stockholders which could be caused by the conversion of a substantial amount of our Series A convertible preferred stock could cause the per share value of our common stock to drop below the minimum bid price of $1.00. As of August 31, 2000, on a pro forma basis, we had net tangible assets of $7,002,000 and did not satisfy the requirements for market capitalization or net income. The failure to meet Nasdaq's maintenance criteria may result in the delisting of the our common stock from Nasdaq, and trading, if any, in our securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

      If our common stock is delisted from Nasdaq, our common stock may become subject to the penny stock rules. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 other than securities registered on certain national securities exchanges or quoted on Nasdaq provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The rules require that, prior to a transaction in a penny stock not otherwise exempt from the rules, the broker-dealer must:

            o deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market;

            o provide the customer with current bid and offer quotations for the penny stock;

            o disclose the compensation of the broker-dealer and its salesperson in connection with the transaction;

            o provide the customer monthly account statements showing the market value of each penny stock held in the customer's account; and

            o make a special written determination that the penny stock is a suitable investment for the customer and receive the customer's written agreement to the transaction.

      These disclosure requirements may have the effect of reducing the liquidity of penny stocks. If our securities are subject to the penny stock rules, you may find it more difficult to sell your shares of our common stock.

      Our ability to pay dividends is limited. We currently intend to retain any future earnings and, therefore, do not plan to pay dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition and other factors that our board of directors deems relevant. We can give no assurance that dividends will ever be paid.

      Shares eligible for future sales by our current stockholders may adversely affect the price of our stock. The market price of our common stock could decline as a result of sales of shares of common stock by our existing stockholders. These sales might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

      Anti-takeover provisions and our right to issue preferred stock could make a third party acquisition of us difficult and could deprive our stockholders of a takeover premium for their shares. We are a Delaware corporation. Anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if a change in control would be beneficial to shareholders. Our amended certificate of incorporation provides that our board of directors may issue preferred stock without shareholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire us. Our board of directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring or preventing a change of control of us and would adversely affect the market price of our common stock or voting and other rights of holders of our common stock.

      The exercise of outstanding options and warrants will dilute the interests of our stockholders. As of November 9, 2000, we had 7,133,604 shares of our common stock outstanding. If all our outstanding options and warrants are exercised, we will have approximately 12.4 million shares outstanding. Thus, the percentage of shares owned by all existing stockholders will be reduced proportionately as warrants are exercised.

--------------------------------------------------------------------------------

                         ITEM 2. DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------------

      We have leased loft space at 75 Varick Street, New York, New York, consisting of 21,000 square feet, for a six year period which began on September 1, 1996, at an annual rental of $178,513 a year. We also lease 34,000 square feet in Long Island City, New York. The lease runs through July 31, 2002 with an annual rent of approximately $105,000. We recently consolidated our Hergo and RemoteIT operations in our Long Island City facilities and surrendered our New York City facilities to the landlord effective December 31, 2000. For surrendering our New York City facilities, we will no longer be responsible for the lease, and we will receive approximately $240,000 from the landlord.

      We currently rent approximately 2,000 square feet of office space at 885 West Georgia Street Vancouver, B.C. Canada. This lease runs through May 2003 at an annual rate of Cdn$57,707.

      We currently sublease office space at 1901 Avenue of the Stars, Los Angeles, California, from Blagman Media whose president and a principal stockholder is one of our directors, Robert Blagman. This lease is on a month to month basis. We pay Blagman Media nominal compensation for the lease of the space. We are currently looking to establish a permanent executive and sales office in Los Angeles.


--------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


      One legal proceeding is pending against us, John A. Carter, our Chairman and Michael Mulberry, our Vice President Investor Relations. Greg Chapman, our Return Assured subsidiary's former president, claims that he is entitled to receive shares from us for contributions to founding our Return Assured subsidiary. We believe our defenses have merit and that Mr. Chapman will not be successful. Mr. Carter and Mr. Mulberry have escrowed 780,000 shares of our common stock they own to secure any successful claim by Mr Chapman.

      We have no notice of any other pending material litigation.

--------------------------------------------------------------------------------

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

      We held a Special Meeting of Stockholders on October 3, 2000 at which time three matters were submitted to our stockholders for a vote. The proposals and the results are as follows:

      1. Proposal to approve the issuance of shares of Hertz Technology Group, Inc.'s common stock in connection with our proposed merger with Return Assured Incorporated, including the issuance of the shares that may be issued on conversion of the proposed Series A convertible preferred stock.

            for: 1,201,434 against: 7,373 abstain: 400

      2. Proposal to adopt Hertz Technology Group, Inc.'s amended and restated certificate of incorporation, which will:

            o change the name of the corporation from Hertz Technology Group, Inc. to Return Assured Incorporated;

            o increase the authorized number of shares of common stock to 50,000,000; and

            o create a new class of 1,000,000 shares of "blank check" preferred stock and empower the Board of Directors to authorize the issuance of one or more classes of that preferred stock, or one or more series of any such class, and to fix the preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof for each such class or series.

                  for: 1,197,834 against: 10,973 abstain: 400

      3. Proposal to increase the number of shares of common stock that may be issued under Hertz Technology Group, Inc.'s incentive stock option plan by 1,500,000 shares to 2,250,000 and to ratify the issuance of options previously granted outside the plan to Eli E. Hertz and I. Marilyn Hertz to purchase 1,100,000 shares of our common stock.

            for: 1,179,540 against: 19,167 abstain: 10,500

--------------------------------------------------------------------------------

                                     PART II

                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

Market Information

      Our common stock and warrants have been traded on the Nasdaq SmallCap Market under the symbols "HERZ" and "HERZW", respectively, from November, 1996 through October 18, 2000. Since October 19, 2000, our common stock symbol has been "RTRN" and our warrant symbol has been "RTRNW". The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock and warrants as reported on the Nasdaq SmallCap Market. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

      The prices set forth below have been adjusted to reflect:

      o the one-for-three reverse stock split effective November 2, 1998, and

      o the 100% stock dividend on our common stock, effective May 18, 1999. As a result of the stock dividend, each outstanding Class A warrant became exercisable to purchase two shares of common stock.

All share and per share data included in this report have been retroactively adjusted to give effect to the reverse split and stock dividend.

                                        Common Stock            Warrants
Year Ended August 31, 1999           High          Low      High        Low
First Quarter                        1.66          0.75     0.56        0.19
Second Quarter                       2.02          0.75     0.41        0.19
Third Quarter                        9.75          1.97     5.13        0.41
Fourth Quarter                       8.03          3.13     2.31        0.69

Year Ending August 31, 2000
First Quarter                        4.25          1.88     1.22        0.69
Second Quarter                       2.02          0.75     1.81        0.50
Third Quarter                        6.68          2.13     1.63        0.41
Fourth Quarter                       4.75          2.44     0.81        0.44

      On November 29, 2000, the closing bid price of our common stock was $1.09.

Holders

      As of November 9, 2000, there are approximately 108 record holders of our common stock.

Dividends

      As of the date hereof, no cash dividends have been declared on our common stock. Subject to the prior rights of the holders of Series A preferred stock and any other series of the preferred stock which may from time to time be outstanding, if any, payment of dividends to holders of our common stock in the future is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. We presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent sales of securities

      Below is a summary of securities offered by:

      o     our Return Assured subsidiary prior to the merger;

      o     us prior to the merger within the past three years; and

      o     us in connection with the merger.

      By our Return Assured subsidiary prior to the merger

      In June 1999, Return Assured issued shares of common stock to its founders, John A. Carter and Michael Mulberry at $0.001, par value. As part of Return Assured's recapitalization on June 6, 2000, Messrs. Carter and Mulberry agreed to waive claims to Return Assured securities in exchange for 600,000 shares each. These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. Messrs. Carter and Mulberry represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

      In Fall 1999, Return Assured issued 265,000 shares of common stock to one investor in connection with assisting us in locating capital. These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The investor represented in writing that he was not a United States resident and that he acquired the securities for his own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

      In Fall 1999, Return Assured issued shares of common stock to one investor in connection with assisting us in locating capital. As part of Return Assured's recapitalization on June 6, 2000, this investor agreed to waive any claims to Return Assured securities in exchange for 150,000 shares of common stock and a common stock purchase warrant to purchase up to 300,000 shares at $1.00 per share, which warrant expires on June 27, 2003. These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The investor represented in writing that it was not a United States resident and that it acquired the securities for its own account. A legend was placed on the certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

      From September 1999 through December 1999, Return Assured issued 259,185 shares of common stock in a private placement for $259,185. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchasers represented in writing that they were either not United States residents or were accredited investors and that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

      In January 2000, Return Assured issued 26,500 shares of common stock in a private placement for $33,125. These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchasers represented in writing that they were not United States residents or were accredited investors and that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

      In March 2000, Return Assured issued shares of common stock to two investors in a private placement for $100,000. As part of Return Assured's recapitalization on June 6, 2000, these two investors each agreed to waive claims to Return Assured securities in exchange for 150,000 shares each. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchasers represented in writing that they were not United States residents and that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

      In March 2000, Return Assured issued shares of common stock to one investor in a private placement for $150,000. As part of Return Assured's recapitalization on June 6, 2000, this investor agreed to waive any claims to Return Assured securities in exchange for 300,000 shares of common stock and a common stock purchase warrant to purchase up to 150,000 shares at $1.00 per share, which warrant expires on June 7, 2003. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchaser represented in writing that it was not a United States resident and that it acquired the securities for its own account. A legend was placed on the certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

      In March 2000, Return Assured issued shares of common stock to one investor in a private placement for $17,713. As part of Return Assured's recapitalization on June 6, 2000, this investor agreed to waive any claims to Return Assured securities in exchange for 150,000 shares of common stock and a common stock purchase warrant to purchase up to 150,000 shares at $1.00 per share, which warrant expires on June 7, 2003. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchaser represented in writing that it was not a United States resident and that it acquired the securities for its own account. A legend was placed on the certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

      In March 2000, Return Assured issued shares of common stock to one investor in a private placement for $17,713. As part of Return Assured's recapitalization on June 6, 2000, this investor agreed to waive any claims to Return Assured securities in exchange for 150,000 shares of common stock. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchaser represented in writing that he was not a United States resident and that he acquired the securities for his own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

      In June 2000, Return Assured issued 45,000 shares of common stock to each of Dale Vander Geissen and Robert Blagman for their service as directors of Return Assured. These securities were issued under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The directors represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

      In June 2000, Return Assured issued an aggregate of 505,000 shares of common stock to certain employees and consultants for their service to Return Assured, including 300,000 shares of common stock to Return Assured's President, Matthew Sebal. These securities were issued under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The employees and consultants represented in writing that they were either executive officers of Return Assured or that they were not United States residents and that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

      In July 2000, Return Assured issued 560,000 shares of common stock in a private placement for $800,000. In addition, Return Assured issued notes in the principal amount of $200,000 and common stock purchase warrants to purchase up to 28,000 shares at $1.43 per share, which warrant expires on June 20, 2003, for $200,000. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchasers represented in writing that they were accredited investors and that they acquired the securities for their own accounts. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

      In July 2000, Return Assured issued certain securities to two consultants in connection with the July 2000 private placement, the execution of the definitive merger agreement to merge with us and the execution of a definitive stock purchase agreement for the sale of $5,000,000 convertible preferred stock. These securities were an aggregate of 740,000 shares of common stock, a common stock purchase warrants to purchase up to 100,000 shares at $1.00 per share, which warrant expires on July 13, 2003, a common stock purchase warrants to purchase up to 340,000 shares at $1.00 per share, which warrant expires on July 13, 2005, a common stock purchase warrants to purchase up to 333,333 shares at $3.00 per share, which warrant expires on July 13, 2005. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The consultants represented in writing that they were accredited investors and that they acquired the securities for their own accounts. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

      In July 2000, Return Assured issued to certain investors common stock purchase warrants to purchase up to 287,500 shares of common stock at an exercise price of $2.00 per share which expired immediately prior to the closing of the merger with us. Two investors each exercised warrants to purchase 100,000 shares of common stock each. One investor paid $200,000. The other investor was granted the shares without paying the exercise price for agreeing to purchase a portion of the shares of common stock we were obligated to purchase from Eli Hertz at the closing of the merger. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchasers represented in writing that they were accredited investors and that they acquired the securities for their own accounts. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption. The unexercised warrants to purchase up to 87,500 shares expired at the closing of the merger.

      By us prior to the merger

      In June, 2000 we issued to one purchaser 100,000 shares of common stock in a private placement for $175,000. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchaser represented in writing that it was an accredited investor and that it acquired the securities for its own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

      In March 1999 we issued 50,000 shares of common stock in a private placement for the purchase of RemoteIT. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchasers represented in writing that they acquired the securities for their own account. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

      In fiscal 1998 we issued 96,900 shares of common stock in a private placement for the purchase of Edutec. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchasers represented in writing that they acquired the securities for their own account. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

      In fiscal 1998, we issued to an employee 50,000 shares of common stock for his services to our company. These securities were issued under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. The employee represented in writing that he was an accredited investor and that he acquired the securities for his own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

      By us in the merger

      In connection with the merger, we issued

o to the stockholders of Return Assured 4,895,685 shares of common stock, and

o to the warrant holders of Return Assured warrants to purchase up to 1,401,333 shares of common stock.

These securities were sold under the exemption from registration provided by
Section 4(2) of the Securities Act and Rule 506 and Rule 903 promulgated under the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they were either an accredited investor or that they were not a United States resident and that they acquired the securities for their own accounts. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Simultaneous with the merger, we issued 5,000 shares of Series A Preferred Stock and 404,041 common stock purchase warrants in a private placement to one investor for $5,000,000. These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchaser represented in writing that it was an accredited investor and that it acquired the securities for its own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

--------------------------------------------------------------------------------

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. In addition to the information contained herein the following discussion contains forward looking statements that involve certain risks and uncertainties which may cause our actual results in future periods to differ materially from forecasted results. See "Forward Looking Statements" on page 4.

      Prior to October 13, 2000, our operations consisted of our Hergo modular systems manufacturing, Hertz computer manufacturing, RemoteIT Internet service and Edutec training facilities. On October 13, 2000, we completed the merger with Return Assured. Through our Return Assured operations, we have brought to market our web seal of approval guarantee program.

      We intend to focus the majority of our capital and management time and attention to developing our Return Assured business. We also anticipate discontinuing our Hertz computer and Edutec operations in December 2000.

      Our Return Assured business has a limited operating history for prospective investors to use as a basis for evaluating our business. Prospective investors must consider the risks and difficulties frequently encountered by early stage companies.

Results of Operations - Hertz Technology Group and Subsidiaries

-------------------------------------------------------------------------------------------------
                  Hertz Technology Group, Inc. and Subsidiaries
-------------------------------------------------------------------------------------------------
                              For the year ended                 For the year ended
                               August, 31 2000                     August 31, 1999
-------------------------------------------------------------------------------------------------
                                          As a percent of                   As a percent of
                             Amount        net revenues       Amount         net revenues
-------------------------------------------------------------------------------------------------
Net Revenues               $6,319,304          100%         $6,881,838          100%
-------------------------------------------------------------------------------------------------
Cost of Sales              $3,848,414           61%         $3,542,941           51%
-------------------------------------------------------------------------------------------------
Gross Profit               $2,470,890           39%         $3,338,897           49%
-------------------------------------------------------------------------------------------------
Selling, General and       $4,148,536           66%         $4,001,717           58%
Administrative Expenses
-------------------------------------------------------------------------------------------------
Operating Income (Loss)   $(2,282,446)         (36%)         $(662,820)         (10%)
-------------------------------------------------------------------------------------------------
Net Income (Loss)         $(2,338,069)         (37%)         $(694,871)         (10%)
-------------------------------------------------------------------------------------------------

Results of Operations

Revenues

      Our sales for the year ended August 31, 2000, were $6.32 million, compared to $6.88 million for the year ended August 31, 1999, an 8% decrease.

      Sales from our RemoteIT, Hertz Computer and Edutec operations were $1,236,000 for the year ended August 31, 2000, compared to $1,576,000 for the year ended August 31, 1999, a decrease of $340,000 or 22%. RemoteIT provides networking and communications products and services, Internet connectivity, and other value-added services. The personal computer hardware market has become increasingly competitive and over-saturated. Although we shifted our emphasis from hardware manufacturing to networking and communication services during the year ended August 31, 2000, the continued drop in hardware sales was not offset by a significant increase in sales of networking and communications products. The slow generation of sales in the communications area is primarily due to the highly competitive nature of DSL communication services and the high cost of capturing the market. The marketing needed to generate DSL sales is in radio and other media advertising. The cost to launch such programs is high, with no real assurance of continued customer support, since new industry programs are continuously appearing with highly competitive rates.

      For the year ended August 31, 2000, Hergo sales were $5,083,000 compared to sales of $5,305,000 for the year ended August 31, 1999, a decrease of $222,000, or 4%. Although Hergo sales for the first nine months had been at similar levels as the same period last year, Hergo experienced a substantially slower fourth quarter. In large part, the decrease arises from the merging of Hergo's Woodside shipping division into the Long Island City manufacturing division. As a result of this move, which occurred at the end of August 2000, resources were directed to a large scale effort to expedite the move.

Gross Profit

      Our gross profit was $2,471,000, 39% of net sales, for the year ended August 31, 2000 as compared with $3,339,000, 49% of net sales, for the year ended August 31, 1999, a decrease of $868,000, or 26% decrease in gross profit.

      Gross profit generated from Hergo for the year ended August 31, 2000 was $2,325,000, 46% of net sales, compared to $2,991,000, 56% of net sales, for the year ended August 31, 1999.

      Several factors contributed to the lower gross profit margin for the current year. Among them, major contributors were higher labor and utilities costs, as well as increased costs of depreciation and amortization. During the year substantial maintenance contracts were established to cover the highly computerized technical equipment purchased in the past year. The costs of the contracts and the depreciation on the same machines were substantial. The additional machinery, however, is expected to increase efficiency and in the long run should help in reducing labor costs associated with the production.

      During the year ended August 31, 2000, we reduced the carrying value of some of our inventory due to obsolescence and design changes. The amount of the write down of the inventory was in excess of $100,000.

      Gross profit generated from our RemoteIT, Hertz Computer and Edutec operations for the year ended August 31, 2000 was $146,000, 12% of sales, compared to $348,000, 22% of sales, for the same period last year.

      In the current year, these operations included a full year of costs and sales for RemoteIT. We purchased RemoteIT in February 1999. Many of the costs of RemoteIT are fixed and those costs, combined with the low volume of sales of products and services, resulted in the lower gross profit margin. This effect was further aggravated by expenses incurred in connection with the DSL product and co-location program.

Selling, General and Administrative

      Selling, general and administrative expenses increased for the year ended August 31, 2000 from the comparable year ended August 31, 1999 by $147,000, or 4%.

      We have decided to terminate our lease at 75 Varick Street. We believe that with the decreased need for space, due to the reduction in PC manufacturing and the consolidation of the Hergo warehouse and offices into the Long Island City building, we could occupy less space and save over $200,000 each year in rent. Additionally, we were able to negotiate the surrender of the lease so that some relocation expenses were covered. In the fourth quarter of the year ended August 31, 2000, we changed its estimate of the useful life of some of its leasehold improvements and incurred additional amortization of leasehold improvements of approximately $82,000. During the year ended August 31, 2000, we installed new computer software in order to comply with Y2K considerations and to supply additional functionality. The cost for the software, training and modifications totaled approximately $78,000 and is included in selling, general and administrative expenses. During the past year, we also utilized a marketing test program to promote DSL services. The marketing test program included radio, print and Internet advertising and telemarketing expenses and cost approximately $72,000.

Impairment Loss on Assets

      With the termination of the lease at Varick Street, the Edutec division will be discontinued. Goodwill outstanding for Edutec is therefore impaired and was written off at the end of the year ended August 31, 2000. The equipment for the classrooms is also being written down to its realizable value. The total written down for Edutec was $105,000. In addition, Hertz Computer has experienced a significant reduction in production of personal computers. All of its associated equipment and intangible costs totaling $177,000 is being written down at this time.

      Due to the merging of the Hergo warehouse facility into the Hergo production facility, excess and obsolete production machinery was disposed, totaling $51,000.

      Web development costs totaling $ 272,000 that were formally capitalized are now being written off due to impaired value. We changed our focus of web technology products due to the merger and the business nature of our Return Assured operations. The website and other web enabled functions will be substantially modified and we will not be using the website that we had developed in the same manner.

Other Income (Expense)

      Other income for the year ended August 31, 2000 was $44,000 compared to other expense of $7,000 for the year ended August 31, 1999.

      Net interest income for the year ended August 31, 2000 decreased by $48,000 as compared to the comparable year ended August 31, 1999. The decrease in interest income for the current year is primarily due to the reduction of marketable securities balances.

Provision for Income Taxes

      We recorded a provision for taxes of $136,000 for the year ended
August 31, 2000 as compared to $110,000 provision for the year ended August 31, 1999. The provision for both years arises from an increase in the valuation allowance against the deferred tax asset. The valuation allowance increased in each year due to our estimate of the likelihood that some portion or all of the deferred tax asset will not be realized.

Net Income and Earnings Per Share

      Net loss for the year ended August 31, 2000 resulted in a loss of approximately $2,338,000 or $1.07 per share compared to a loss of $695,000 or $.33 per share for the year ended August 31, 1999.

Plan of Operations - Return Assured

      We have recently commenced our Return Assured operations and have not generated any revenues since inception in June 1999 through August 31, 2000. Our Return Assured operations have consisted of:

      o determining the feasibility and potential market acceptance of our web seal service;

      o developing the infrastructure to deliver and monitor our web seal service;

      o     structuring our cyber insurance policy with Lloyd's of London;

      o pursuing our marketing strategy by forming strategic relationships with web portals;

      o     raising capital to finance our business plan; and

      o     assembling our management team.

Most of our expenses through August 31, 2000 have been:

      o     wages and salaries;

      o     consulting fees; and

      o     financing fees.

      Of the approximately $2.3 million in aggregate net losses, these wages and fees are approximately $1.7 million. Of this $1.7 million, approximately $1.1 million is attributed to wages and fees paid in our common stock.

Liquidity And Capital Resources

      For the twelve months ended August 31, 2000, we had cash provided by operations of $608,000. Large non-cash items of depreciation, amortization, loss on disposal of assets and amortization of goodwill amounted to over $1,263,000. Because of this, despite the fact that our was $2,338,000, we still experienced cash flows arising from operating activities. During the year ended August 31, 2000, we sold marketable securities in the amount of $935,000 to fund the shortfall in working capital.

      Cash used in investment activities for the twelve months ended August 31, 2000 was $409,000. The primary use was the purchase of manufacturing equipment for the Hergo product line. Additionally, we capitalized expenses incurred in creation of a web site of $100,000. This amount was written off at August 31, 2000.

      Cash used in financing activities for the year ended August 31, 2000 totaled $84,000. During the year, we sold 100,000 shares of common stock for a total of $175,000 and received $20,119 from the exercise of stock options. This offset the payment of $279,000 in notes and capital leases payable, which includes the last of three payments made for the purchase of Lan Metal Products, a division of our Hergo subsidiary.

      To date, we have primarily financed our operations through the sale of our equity securities:

o In May 2000, raised $175,000 from the sale of 100,000 shares of common stock.

o In June 2000, Return Assured prior to the merger raised $800,000 from the sale of 560,000 shares of common stock and $200,000 from the sale of convertible notes.

o In October 2000, we raised $5,000,000 from the sale of our Series A convertible preferred stock.

      After giving effect to the merger, the sale of our Series A preferred stock and the redemption of Eli Hertz' common stock, we had, as of August 31, 2000, on a pro forma basis, approximately:

o     $4.8 million in cash and cash equivalents; and

o     $5.9 million in working capital.

      A significant portion of our working capital will be used to launch our web seal operations which we anticipate will start to generate cash flow. If cash flow from operations is not sufficient to meet our operating expenses, we may require additional funding over the next twelve months. Should this not materialize on favorable terms, we may be forced to curtail our plans and spending.

      We expect our capital expenditures will increase significantly in the future as we make technological improvements to our system and technical infrastructure. We anticipate that we will spend at least $250,000 on developing automated business processes and tools to carry out our business plan and streamline systems that have already been developed. Additionally, we will continue to evaluate possible investments in complementary businesses, products and technologies, and plan to conduct aggressive brand promotions.

      We believe that our current cash will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we issue debt securities, our fixed obligations will increase and we may become subject to covenants that would restrict our operations. Such financing may not be available in amounts or on terms acceptable to us, if at all.

Year 2000 Issues

      We have developed applications using generally available software for accounting word processing and our data base applications. To date no issues related to Y2K have emerged. We are at risk to the extent that our software suppliers have not adequately addressed the Y2K issue. The risks faced by us, however, are no more than the risks of all others who use the same software.

      We make inquires at the time of purchase of software and as part of the development process attempts to address the associated potential risks.

--------------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The financial statements and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

--------------------------------------------------------------------------------

         ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

      None.

--------------------------------------------------------------------------------

                                    PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------

Executive Officers, Directors and Key Employees

         The following table sets forth certain information regarding our executive officers, directors and key employees as of November 27, 2000.

Name                             Age   Position
----                             ---   --------
Matthew Sebal                    30    President & Chairman of the Board
Michael Mulberry                 34    Vice President Investor Relations
Michael Sweatman                 49    Vice President Finance
Barry Goldsammler                47    Chief Financial Officer
Darren Lozinik                   29    Chief Information Officer
Sibylla Verdi                    30    Director Marketing
Eli E. Hertz                     51    Chief Executive Officer of
                                       Hergo Ergonomic Support Systems, Inc.
John A. Carter                   58    Director
Robert Blagman                   44    Director
Dale Vander Geissen              60    Director
Michael Hillerbrand              39    Director

Mr. Matthew Sebal, President and Chairman of the Board

      Mr. Sebal has served as President and Chief Executive officer of Return Assured since June 2000 and our President since the merger in October 2000. Mr. Sebal was appointed our Chairman in November 2000. From 1999 to May 2000 he was Principal in IBM's e-business Services Group for British Columbia, Canada. From 1997 to 1998, Mr. Sebal was Director of Business Development for Communicate.com. From 1995 to 1997, he was Senior Strategist for Emerge Online, Inc. From 1990 to 1995, he was President of Sebal Enterprises, an import-export business. Mr. Sebal holds a Bachelor degree in Commerce from the University of Western Ontario.

Mr. Michael Mulberry, Vice President Investor Relations

      Mr Mulberry has served as Vice President Investor Relations since June 2000. Prior to that, he was the acting president of Return Assured. Before joining Return Assured in March 1999, Mr. Mulberry was employed by Nesbit Burns, a Canadian brokerage firm, as a stock broker/financial planner from June 1996 to March 1998. From 1991 to 1996 he was employed as a financial planner for Financial Planning Group. From 1988 to 1991 he was employed as a financial planner for London Life Insurance. Mr. Mulberry holds a Bachelors Degree in Social Sciences from the University of Western Ontario.

Mr. Michael Sweatman, CA, Vice President Finance

      Mr. Sweatman has served as Vice President Finance for Return Assured since 1999 and our Vice President Finance since the merger in October 2000. From 1992 to 1999 he has operated MDS Management Ltd., providing consulting and investment services to a wide variety of companies in the private and public sectors. From 1989 to 1992, he was Senior Chief Financial Officer of Yukon Energy corporation, and in the latter years was promoted to President. From 1984 to 1986, he was Chief Financial Officer of Kelvin Energy Co. From 1980 to 1984, he was a senior accountant with Arthur Anderson, one of the world's leading accountancy firms specializing in financial management for resource and development companies. Mr. Sweatman has held numerous positions as a director and officer of a variety of public companies. Mr. Sweatman holds a Bachelors Degree in Commerce from Simon Fraser University and a CA designation from the provinces of B.C. and the Yukon. Mr. Sweatman has been involved in numerous public companies. From April 1997 through October 1999, he was a director of Consolidated Texas Northern Minerals Ltd., a mineral exploration company. From January 1998 to September 1999, he was president and director of Cypango Ventures Ltd., a mineral exploration company. From September 1995 through July 1997, he was president and director of Beaufort Energy Limited, an oil and gas exploration company. Since October 1999, he has been a director of RAT International Marketing Ltd., a holding company. Since June 1999, he has been a director of Octagon Industries Inc. Since June 1998, he has been a director of Treat Systems Inc., a holding company. Since January 2000, he has been a director of Maple Minerals Inc., a mining exploration company. Since April 1996, he has been a director of Brownstone Resources, Inc., a holding company.

Mr. Barry J. Goldsammler, Chief Financial Officer

      Mr. Goldsammler joined Hertz Technology Group in 1990 and has served in various executive positions since then. Before joining us, he was vice president for a sheet metal fabricator and treasurer and principal financial officer for a public manufacturing company. Mr. Goldsammler received a Bachelor of Science Degree in Accounting from Brooklyn College.

Mr. Darren Lozinik, Chief Information Officer and Acting Chief Operating Officer

      Mr Lozinik has served as our Chief Information Officer and acting Chief Operating Officer since October 2000. From April 1998 to October 2000, he was a Project Manager with IBM. During his tenure with IBM, Mr. Lozinik was responsible for defining, developing and implementing core business processes, including the software and technology infrastructure for several IBM clients, including dot.com start-ups. From March 1995 to March 1998, Mr. Lozinik was a consultant for Influence Business Systems Inc, where he was responsible for developing business process re-engineering and technology strategy documents for several organizations in the retail, manufacturing, transportation, utility, government, real estate, construction, and oil and gas industries. From April 1990 to March 1995, Mr. Lozinik was a Computer Systems Analyst at Gainers Inc. where he was responsible for developing and providing operational support for Gainers' core business applications and technology infrastructure.

Ms. Sibylla Verdi, Director of Marketing

      Ms. Verdi has served as Director of Marketing for Return Assured since August 2000. From 1999 to July 2000, she was the research and business development/marketing strategist for Venture Resources, an Internet incubator. During her tenure she worked on the development of several B2B and B2C Internet start-ups. From 1997 to 1999, she worked in the production field as an on-camera TV Reporter, Researcher and producer for several prime time Canadian and US news variety shows. From 1996 through 1997, Ms. Verdi was the Marketing Director for Insight Film and video a full service TV and Film production studio. Ms. Verdi holds a Bachelors Degree in Psychology from the University of British Columbia and diplomas in economics and marketing and broadcasting communications.

Mr. Eli E. Hertz, Chief Executive Officer - Hergo Ergonomic Support Systems,
Inc.

      Mr. Hertz was a co-founder of Hertz Technology Group in 1982. From 1982 to 2000, he was our President and Chief Executive Officer until the merger. Since October 2000, he has been Chief Executive Officer of our Hergo subsidiary. Mr. Hertz has a Bachelor of Science degree in Management Science and Economics and an Master's in Business Administration in Accounting and Management from Long Island University.

Mr. John A. Carter, Director

      Mr. Carter is a founder of Return Assured and has served as its Chairman of the Board since 1999. He has served as a director of our company since the merger in October 2000. From 1989 to 1999, Mr. Carter was an independent consultant to numerous companies. From 1978 to 1989, Mr. Carter served as Chairman of the Board for Carter Oil and Gas Co., a Canadian private resource company with annual revenues of $750 million. From 1983 to 1984 Mr. Carter was the Chief Executive Officer and Chairman of the Board of Northern Life Insurance Company of London, Ontario, Canada.

Mr. Robert Blagman, Director

      Mr. Blagman has served as a director of our company since the merger in October 2000. Mr. Blagman is the founder and Chief Executive Officer of publicly traded Blagman Media International, Inc. (OTC BB: BMII), a direct marketing and advertising company. From 1978 to 1988, Mr. Blagman was employed by Katz Communications, a direct marketing and advertising company where he was Vice President of National Sales. From 1992 to 1994 he was National and Local Sales Manager for Walt Disney's owned and operated KCAL TV of Los Angeles and from 1988 to 1992 he was employed by KCOP TV of Los Angeles, in the same capacity. Mr. Blagman is a frequent speaker at industry events and is a member of the executive council for the Electronic Retailing association.

Mr. Dale Vander Geissen

      Mr. Vander Geissen has served as a director of our company since the merger in October 2000. In 1997 Mr. Vander Geissen was the National President of the Independent Electrical Contractors Association (IEC), a trade association consisting of 3,200 members and 85,000 skilled workers throughout the United States. Prior to that he served on various IEC Executive Committees for more than eleven years. From 1997 to the present, Mr. Vander Geissen has served as the National Membership Chairman of the IEC. He is currently retired.

Mr. Michael Hillerbrand

      Since 1997, Mr. Hillerbrand has been with Capital Investment Partners, an investment/merchant banking firm and since 1999, Managing Director of Capital Investment Partners. From 1996 to 1997, he was Vice President of Gateway Partners, a regional boutique investment banking firm specializing in mergers and acquisitions. From 1993 to 1996 he managed a venture development consulting practice with a focus on technology. Mr. Hillerbrand currently serves as Chairman of YellowBrick Solutions, Inc., a Web-based customer relationship management company and as a board member of etrials.com, a Web-based clinical trial data capture and management company. Mr. Hillerbrand received his MBA, with a concentration in finance, from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

16(a) Beneficial Ownership Reporting Compliance

      To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year, which ended August 31, 2000.


--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

      The following table shows compensation earned during the fiscal years ended August 31, 2000, 1999 and 1998 by our President and our executive officers who made $100,000 or more last year. Mr. Hertz was our President and Chief Executive Officer during the year ended August 31, 2000 through October 13, 2000. Mr. Sebal has been our President since October 13, 2000.

                           Summary Compensation Table

                                                                                           Long Term Compensation
                                               Annual Compensation                     Awards                Payouts

                                                                              Restricted   Securities               All Other
                                                              Other Annual       Stock     Underlying     LTIP       Compen-
Name & Principal Position                          Bonus      Compensation      Awards      Options/    Payouts      sation
                             Year    Salary ($)     ($)           ($)            ($)        SARs (#)       ($)         ($)
Matthew Sebal               2000         62,000      0             0          429,000(1)       0            0           0
  President & CEO           1999              0      0             0              0            0            0           0
                            1998              0      0             0              0            0            0           0
Eli Hertz, CEO              2000        255,488      0           28,717           0        400,000(2)       0           0
  of Hergo Ergonomic        1999        226,731      0             0              0        700,000(3)       0           0
  Support Systems, Inc.     1998        225,000      0             0              0        200,000(4)       0           0
Barry Goldsammler           2000        124,390   25,000         1,220            0            0            0           0
  Chief Financial Officer   1999        125,710      0             0              0            0            0           0
                            1998        122,274      0             0          79,725(5)        0            0           0

(1)  Represents assumed market value of 300,000 shares at date of grant.
(2) Includes 75,000 shares of common stock underlying options owned of record by I. Marilyn Hertz, Eli Hertz's wife.
(3) Includes 133,333 shares of common stock underlying options owned of record by I. Marilyn Hertz, Eli Hertz's wife.
(4) Options canceled without having been exercised, including 33,333 shares that were issued to I. Marilyn Hertz, Eli Hertz' wife.
(5)  Represents market value of 50,000 shares at date of grant.

Compensation Arrangements

Employment Agreement with Eli Hertz, Chief Executive Officer of Hergo

      Our Hergo Ergonomic Support Systems, Inc. subsidiary has an employment agreement with Eli E. Hertz. Under the agreement, Hergo will employ Mr. Hertz as Chief Executive Officer of Hergo at an annual salary of $250,000 plus a bonus of 25% of the total gross profits from sales of products and services by that subsidiary. Mr. Hertz will also be entitled to participate in employee benefit plans maintained by Hergo for its executives, and other fringe benefits including life insurance of at least $2 million. Under the agreement, options presently held by Mr. Hertz on 891,667 shares of our common stock will vest immediately and will remain exercisable until expiration regardless of whether Mr. Hertz remains employed by Hergo. Mr. Hertz is to have overall and complete authority over the conduct of Hergo with a minimum of interference from the Board of Directors, and Hergo is to be kept as a separate operating entity substantially as constituted when the merger became effective. The agreement is to have a term of five years. It may not be terminated by Hergo except for disability or for cause or if Hergo's tangible net worth falls below $100,000 for reasons other than those related to interference by us with Mr. Hertz's management of the subsidiary. If the agreement is terminated before the end of its term for reasons other than disability, reduction of Hergo's net worth or for cause, the subsidiary is required to pay Mr. Hertz a lump sum equal to the amount of base compensation he would have received if his employment had not been terminated. We have surrendered our lease at 75 Varick Street to the landlord for approximately $240,000 of which Hergo will receive half and our parent will receive the remainder.

Consulting Agreement with Eli E. Hertz

      We have a consulting agreement with Eli E. Hertz. Under that agreement, Mr. Hertz will provide counsel and advice in connection with the transition in the change of control resulting from the merger. For these services, Mr. Hertz will be entitled to $125,000 per year payable in advance of each contract year. In addition, we are to provide Mr. Hertz with two luxury automobiles and related expenses and coverage for himself and his wife under all health insurance plans made available by us to our employees. If we sell or dispose of the stock or assets of our Hertz Computer, Edutec or RemoteIT subsidiaries during the term of the agreement or within two years after its termination, we will pay Mr. Hertz, in addition, 15%, or 35% in the case of Remote, of the consideration received from the sale or disposition.

Employment Agreement with Barry Goldsammler, Chief Financial Officer

      We have an employment agreement with Barry Goldsammler. Under that agreement, we will employ Mr. Goldsammler as Chief Financial Officer at an annual salary of $125,000. Mr. Goldsammler will also be entitled to participate in employee benefit plans maintained by us for our executives and to other fringe benefits. Under the agreement, options presently held by Mr. Goldsammler on 156,667 shares of our common stock will vest immediately and will remain exercisable until expiration regardless of whether Mr. Goldsammler remains employed by us. The agreement is to have a term of one year. It may not be terminated by us except for cause. If the agreement is terminated before the end of its term for reasons other than disability or for cause, we are required to pay Mr. Goldsammler a lump sum equal to the amount of base compensation he would have received if his employment had not been terminated.

Employment Agreement with I. Marilyn Hertz, Vice President of Hergo

      Our Hergo subsidiary has an employment agreement with I. Marilyn Hertz, the wife of Eli Hertz. Under that agreement, Hergo will employ Mrs. Hertz as a part-time senior executive at an annual salary of $95,000. Mrs. Hertz will also be entitled to participate in employee benefit plans maintained by Hergo for its executives, and to other fringe benefits, including life insurance of not less than $1 million. Under the agreement, options presently held by Mrs. Hertz on 208,333 shares of our common stock will vest immediately and will remain exercisable until expiration regardless of whether Mrs. Hertz remains employed by Hergo. The agreement is to have a term of two years. It may not be terminated by Hergo except for disability or for cause or if Hergo's tangible net worth falls below $100,000 for reasons other than those resulting from interference by the Board of Directors in the management of Hergo. If the agreement is terminated before the end of its term for reasons other than disability, reduction of Hergo's net worth or for cause, Hergo is required to pay Mrs. Hertz a lump sum equal to the amount of base compensation she would have received if her employment had not been terminated.

Stock Option Plan

      Our stock option plan provides for the grant of options intended to qualify as "incentive stock options" or options that are not intended to so qualify or "nonstatutory stock options". The total number of shares of common stock reserved for issuance under the plan is 2,250,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. As of November 21, 2000, we have granted 334,451 options under the plan, of which 24,220 have been exercised.

      The plan is presently administered by our board of directors, which selects the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price therefor and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan shall be evidenced by a written agreement between us and the optionee.

      Options may be granted to our employees (including officers) and directors and certain or our consultants and advisors.

      The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory stock options is determined by the board of directors. Incentive stock options granted under the plan have a maximum term of ten years, except for 10% stockholders who are subject to a maximum term of five years. The term of nonstatutory stock options is determined by the board of directors. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

Limitation on Liability and Indemnification of Directors and Officers

      Our certificate of incorporation eliminates the personal liability of directors to us and our stockholders for monetary damages for breach of fiduciary duty as a director to the fullest extent permitted by Section 102 of the Delaware General Corporation Law. However, this provision shall not eliminate or limit the liability of a director:

      o for any breach of the director's duty of loyalty to us or our stockholders,

      o for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,

      o arising under Section 174 of the Delaware General Corporation Law (with respect to unlawful dividend payments and unlawful stock purchases or redemptions), or

      o for any transaction from which the director derived an improper personal benefit.

      Additionally, included in our certificate of incorporation and bylaws are provisions to indemnify our directors, officers, employees and agents and to purchase insurance with respect to liability arising out of the performance of their duties as directors, officers, employees and agents as permitted by
Section 145 of the Delaware General Corporation Law. The Delaware General Corporation Law provides further that indemnification shall not be deemed exclusive of any other rights to which the directors, officers, employees and agents may be entitled under a company's bylaws, any agreement, vote of stockholders or otherwise.

      The effect of the foregoing is to require us, to the extent permitted by law, to indemnify our officers, directors, employees and agents for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

      We have directors' and officers' liability insurance with $5 million coverage.

Option Grants in Last Fiscal Year

      The following table sets forth information concerning stock options granted to each of the executives named in the Summary Compensation Table for the fiscal year ending August 31, 2000:

                                         Percentage of Total
                      Number of Shares    of Options Granted     Exercise
                          Underlying       to Employees           Price        Expiration
Name                   Options Granted   During Fiscal Year     Per Share         Date
----                   ---------------   ------------------     ---------         ----
Matthew Sebal                   0                0%                --              --
Eli E. Hertz              400,000(1)            74%              $2.69          2/16/05
Barry Goldsammler          70,000               13%              $2.69          2/16/05

(1) Includes 75,000 shares underlying options owned of record by I. Marilyn Hertz, Eli Hertz's wife.

Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth certain information concerning the number of shares of common stock received upon exercise and the number of shares of common stock covered by both exercisable and unexercisable stock options as of August 31, 2000. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the last sale price of our common stock as of August 31, 2000 - $2.69 - as reported by the Nasdaq Stock Market.

                        Shares                   Number of Shares Underlying        Value of Unexercised
                     Acquired on      Value           Unexercised Options           In-the-Money Options
Name                   Exercise      Realized         at Fiscal Year-End             at Fiscal Year-End
----                   --------      --------         ------------------             ------------------
                                                   Exercisable    Unexercisable  Exercisable    Unexercisable
                                                   -----------    -------------  -----------    -------------
Matthew Sebal             0             0                 0            0                 0           0
Eli E. Hertz              0             0         1,100,000(1)         0        $1,295,000(2)        0
Barry Goldsammler         0             0            156,667           0          $160,334           0

(1) Includes 208,333 shares underlying options owned of record by I. Marilyn Hertz, Eli Hertz' wife.
(2) Includes $385,416 of value of unexercised in-the-money options at fiscal year end owned of record by Mrs. Hertz.

Long Term Incentive Plans

      Under the employment agreement between our Hergo subsidiary and Eli E. Hertz, Mr. Hertz is entitled to a bonus of 25% of the total gross profits from sales of products and services by Hergo. The bonus is determined on a quarterly basis payable quarterly within 45 days after the end of each fiscal quarter during his employment with Hergo. At Mr. Hertz's election, estimated monthly payments may be made on account of incentive compensation based on monthly sales and gross profits. Under the agreement, gross profit means:

o total sales based on the invoice price of all sales of products and services less taxes and freight subject to appropriate retroactive adjustment if such invoice is not collected in full within six months;

o     less cost of such goods or services,

all as determined in accordance with general accounting principles consistent with past practice. Because our Hergo operations have not shown a profit in the past two years, we can not reasonably estimate the amount that will be payable to Mr. Hertz over the term of his employment contract.

Directors's Compensation and Committees

      We have not paid and do not presently propose to pay compensation to any director for acting in such capacity, except for the grant of shares of common stock or options and reimbursement for reasonable out-of-pocket expenses in attending meetings.

      We have two formal committees:

o the Audit Committee, which consists of Michael Hillerbrand, Robert Blagman and Dale Vander Geissen; and

o the Compensation Committee, which consists of Michael Hillerbrand and Dale Vander Geissen.

      The functions of the Audit Committee include:

o     monitoring our financial reporting process and internal control systems;

o reviewing and appraising the audit efforts of our independent accountants and internal auditing functions;

o reviewing compliance with laws and regulations under which we are required to operate, including compliance with the Nasdaq corporate governance standards; and

o providing an open avenue of communication among our independent accountants, financial and senior management, internal auditing department and Board of Directors.

      The Compensation Committee is responsible for establishing compensation arrangements for officers and directors, reviewing benefit plans and administering our stock option plans.

      The Board of Directors does not have a standing nominating committee. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors in accordance with our bylaws and Delaware Law.

      Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law. Our Board of Directors met three times during fiscal year 2000 and did not act on any matters by written consent. Each of Bruce Borner, Beryl Ackerman and Marilyn Hertz was absent a meeting. Eli Hertz and Marilyn Hertz were absent from the board meeting to approve the merger as they were interested parties to the merger. Our Audit and Compensation Committees did not meet during fiscal 2000. Functions of those committees were acted upon by our full Board.

Executives' Compensation Policies

      Compensation of our executives is intended to attract, retain and award persons who are essential to the corporate enterprise. The fundamental policy of our executive compensation program is to offer competitive compensation to executives that appropriately rewards the individual executive's contribution to corporate performance. The Board of Directors utilizes subjective criteria for evaluation of individual performance and relies substantially on our executives in doing so. The Board focuses on two primary components of our executives compensation program, each of which is intended to reflect individual and corporate performance: base salary and long-term incentive compensation.

      Executives' base salaries are determined primarily by reference to compensation packages for similarly situated executives of companies of similar size or in comparable lines of business with whom we expect to compete for executive talent and with reference to revenues, gross profits and other financial criteria. The Board also assesses subjective qualitative factors to discern a particular executive's relative value to the corporate enterprise in establishing base salaries.

      It is the Board's philosophy that significant stock ownership by management creates a powerful incentive for executives to build long-term shareholder value. Accordingly, the Board believes that an integral component of executive compensation is the award of equity-based compensation, which is intended to align executives' long-term interests with those of our shareholders. Awards of stock options to executives have historically been at then-current market prices. The Board believes that option grants should be considered on an annual basis.

--------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

      The following table sets forth information regarding the beneficial ownership of our common stock as of November 9, 2000. The information in this table provides the ownership information for:

      o each person known by us to be the beneficial owner of more than 5% of our common stock,

      o     each of our directors,

      o     each of our executive officers, and

      o     our executive officers, directors and director nominees as a group.

      Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address of each person named below is c/o Return Assured Incorporated, 1901 Avenue of the Stars, Suite 1710, Los Angeles, California 90067.

           Name and Address of Owner                Amount of Beneficial Ownership       Percentage Owned*
           -------------------------                ------------------------------       -----------------
Eli E. Hertz (1)                                                   1,446,877                    17.57%

KGL Investments Ltd. (2)                                             664,000                     9.01%
    630 Third Avenue, 5th Floor
    New York, NY 10017

John A. Carter                                                       600,000                     8.41%

Michael Mulberry                                                     600,000                     8.41%

Ascension Holdings Ltd. (3)                                          450,000                     6.05%
    Temple Building, P.O. Box 228
    Tropicana Place, Leeward Highway
    Providenciales, Turks & Caicos Island, BWI

Matthew Sebal                                                        300,000                     4.21%

Barry Goldsammler (4)                                                206,667                     2.83%

Robert Blagman                                                        45,000         (less than) 1.00%

Dale Vander Geissen                                                   45,000         (less than) 1.00%

Michael Hillerbrand                                                        0         (less than) 1.00%

All Executive Officers and Directors a group (6                    1,196,667                    16.41%
    persons).

(1) Includes 207,477 shares owned either by his wife, I. Marilyn Hertz, or he and his wife jointly. Includes 400,000 shares of common stock issuable upon exercise of stock options at an exercise price of $2.69 per share and 700,000 shares of common stock issuable upon exercise of stock options at an exercise price of $0.84 per share, all of which are currently exercisable.

(2) Includes 220,000 shares of common stock issuable upon exercise of warrants at an exercise price of $1.00 and 14,000 shares of common stock issuable upon exercise of warrants at an exercise price of $1.43 per share. Excludes 333,333 shares of common stock issuable upon exercise of warrants at an exercise price of $3.00 per share, which warrants have been granted but are not yet exercisable nor exercisable within 60 days of November 17, 2000.

(3) Includes 300,000 shares of common stock issuable upon exercise of warrants at an exercise price of $1.00 per share all of which are currently exercisable.

(4) Includes 156,667 shares of common stock issuable upon exercise of stock options of which 70,000 are exercisable at an exercise price of $2.69 per share 86,667 are exercisable at an exercise price of $0.84 per share.

      We have not contacted stock brokerage firms holding shares of our common stock in "street name" to determine whether there are additional substantial holders of our common stock.

--------------------------------------------------------------------------------

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

Related party transactions in connection with the merger

Stock Redemption Agreement with Eli E. Hertz and I. Marilyn Hertz

      When the merger was completed, we purchased from Eli E. Hertz and I. Marilyn Hertz a total of 115,385 shares of common stock for $435,000 cash and a $290,000 principal amount, 10% promissory note due April 17, 2001.

Employment Agreements and Consulting Agreement

      At the closing of the merger, we entered into several employment and consulting agreements with former officers of Hertz Technology Group. See "Executive Compensation - Compensation Arrangements - Employment Agreement with Eli Hertz, Chief Executive Officer President of Hergo", "- Consulting Agreement with Eli E. Hertz", "- Employment Agreement with Barry Goldsammler, Chief Financial Officer", and "- Employment Agreement with I. Marilyn Hertz, Vice President of Hergo". Mr. Hertz is also entitled to a bonus based on the performance of Hergo. See "Executive Compensation - Long Term Incentive Plans".

Related party transactions by Return Assured prior to the merger

Consulting Agreement with Blagman Media

      We have retained Blagman Media International, Inc., a global direct response marketing and advertising agency, to develop media, telemarketing and fulfillment strategies, and to provide us with office space in its Los Angeles offices, under a contract dated September 20, 2000. One of our directors, Robert Blagman, is President and a principal stockholder of Blagman Media. We pay Blagman Media $120,000 per year under the agreement. The agreement was terminated in November 2000.

Issuance of Stock

      We issued shares of our common stock to various officers and directors of our company, including members of our past and current board members - John A. Carter, Matthew Sebal, Michael Mulberry, Dale Vander Geissen and Robert Blagman. See "Market for Common Equity and Related Stockholder Matters - Recent sales of securities - By our Return Assured subsidiary prior to the merger".

Related party transactions by us prior to the merger

None.

Related party transactions after the merger

None.

      We believe that the terms of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. To the extent we may enter into any agreements with related parties in the future, the board of directors has determined that such agreements must be on similar terms.

--------------------------------------------------------------------------------

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

Financial Statements                                                                            Page
                                                                                                ----
Financial Statements of Hertz Technology Group Inc. (now known as Return Assured Incorporated).  F-1

         Report of Goldstein Golub Kessler LLP, Independent Auditors                             F-2

         Consolidated Balance Sheet as of August 31, 2000 and 1999                               F-3

         Consolidated Statement of Operations for the years ended
         August 31, 2000 and 1999                                                                F-4

         Consolidated Statement of Shareholders' Equity for the years ended
         August 31, 2000 and 1999                                                                F-5

         Consolidated Statement of Cash Flows for the years ended
         August 31, 2000 and 1999                                                                F-6

         Notes to Consolidated Financial Statements                                              F-7 - F-17

Financial Statements of Return Assured Incorporated, a Nevada corporation                        F-18

         Report of Pannell Kerr Forster P.C., Independent Chartered Accountants                  F-19

         Balance Sheet as of August 31, 2000 and 1999                                            F-20

         Statements of Operations for the year ended August 31, 2000, the period from June 10, 1999 (inception) through August 31, 1999 and the period
         from June 10, 1999 (inception) through August 31, 2000                                  F-21

         Statement of Stockholders' Equity (Deficiency) for the year ended
         August 31, 2000 and the period from June 10, 1999 (inception) through
         August 31, 1999                                                                         F-22

         Statements of Cash Flows for the year ended August 31, 2000, the period from June 10, 1999 (inception) though August 31, 1999 and the period
         from June 10, 1999 (inception) through August 31, 2000                                  F-23

         Notes to Financial Statements                                                           F-24 - F-32

Pro Forma Financial Statements                                                                   F-33

         Pro Forma Balance Sheet as of August 31, 2000                                           F-34

         Notes to Pro Forma Balance Sheet                                                        F-35

         Pro Forma Statement of Operations for the year ended August 31, 2000                    F-36

         Notes to Pro Forma Statement of Operations                                              F-37

         Pro Forma Statement of Operations for the year ended August 31, 1999                    F-38

         Notes to Pro Forma Statement of Operations                                              F-39

Financial Statement Schedules

      All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

         The following exhibits are included as part of this report:

      Exhibit
      Number                         Title of Document
--------------------------------------------------------------------------------

        3.1       Certificate of Incorporation (1)

        3.2       Certificate of Amendment of Certificate of Incorporation (2)

        3.3       By-Laws (1)

        3.4       Certificate of Designations of Series A of Preferred Stock (2)

        4.1       Specimen Stock Certificate *

        4.2       Form of Redeemable Warrant (1)

        4.3       Warrant Agreement (1)

       10.1       1996 Stock Option Plan (3)

       10.2       Employment Agreement between Hergo Ergonomic Support Systems, Inc. and Eli E.
                  Hertz (2)

       10.3       Employment Agreement between Hergo Ergonomic Support Systems, Inc. and I.
                  Marilyn Hertz (2)

       10.4       Employment Agreement between Return Assured Incorporated and Barry Goldsammler
                  (2)

       10.5       Consulting Agreement between Return Assured Incorporated and Eli Hertz (2)

       10.6       Series A Preferred Stock Purchase Agreement between Return Assured Incorporate and GEM Global Yield Fund Limited date July 13, 2000 (2)

       10.7       Statement of Work for Time Based Projects between IBM and Return Assured
                  Incorporated*

       10.8       Office Lease between P. Sun's Enterprises (Vancouver) Ltd. and A Sure
                  eCommerce, Inc. dated May 1, 2000*

       10.9       Agreement of Lease between The Rector, Church-Wardens and Vestrymen of Trinity
                  Church in the City of New York and Hertz Computer Corporation for 75 Varick
                  Street (1)

      10.10       [Omitted]

      10.11       Agreement between Symposium Corporation Inc. and Return Assured Incorporated*

      10.12       Portal Agreement between eBrick Inc and Return Assured Incorporated*

      10.13       Form of Lloyd's of London Inc (Hiscox) Cyber Insurance Policy*

      10.14       Portal Agreement between Liquor.com, Inc. and Return Assured Incorporated*

      10.15       Form of Merchant Agreement*

         21       Subsidiaries of the Registrant*

       23.1       Consent of Goldstein Golub Kessler LLP*

       23.2       Consent of Pannell Kerr Forster P.C.*

       27.1       Financial Data Schedule*

*    Filed herewith

(1) Incorporated by reference to Form SB-2, as amended, filed with the Securities and Exchange Commission (SEC File No. 333-9783).

(2) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 20, 2000.

(3) Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on April 18, 2000.

      (b) On October 20, 2000, we filed a Current Report on Form 8-K disclosing the closing of the merger of Hertz Technology Group, Inc. and Return Assured Incorporated. We are including in this Annual Report on Form 10-KSB, the financial statements and pro forma financial statements required to be filed under Item 7 of Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                    RETURN ASSURED, INC.


Dated: December 12 2000            By: /s/ MATTHEW SEBAL
                                       -----------------
                                           Matthew Sebal
                                           President & Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 12th day of December, 2000.


                                  By: /s/ MATTHEW SEBAL
                                      -----------------
                                           Matthew Sebal
                                           President and Chairman of the Board

                                  By: /s/ MICHAEL HILLERBRAND
                                     ------------------------
                                           Michael Hillerbrand
                                           Director

                                  By: /s/ JOHN A. CARTER
                                      ------------------
                                           John A. Carter
                                           Director

                                  By: /s/ ROBERT BLAGMAN
                                      -------------------
                                           Robert Blagman
                                           Director

                                  By: /s/ DALE VANDER GEISSEN
                                     ------------------------
                                           Dale Vander Geissen
                                           Director

                                  By: /s/ BARRY GOLDSAMMLER
                                      ---------------------
                                           Barry Goldsammler
                                           Chief Financial Officer

                                  By: /s/ MICHAEL SWEATMAN
                                      --------------------
                                           Michael Sweatman
                                           Vice President of Finance and
                                           Chief Accounting Officer

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Independent Auditor's Report                                             F-2


Consolidated Financial Statements:

   Balance Sheet                                                         F-3
   Statement of Operations                                               F-4
   Statement of Changes in Shareholders' Equity                          F-5
   Statement of Cash Flows                                               F-6
   Notes to Consolidated Financial Statements                         F-7 - F-17

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of Hertz Technology Group, Inc.


We have audited the accompanying consolidated balance sheets of Hertz Technology Group, Inc. and Subsidiaries as of August 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hertz Technology Group, Inc. and Subsidiaries as of August 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 26, 2000

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
================================================================================

August 31,                                                             2000           1999
---------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                        $   147,404    $    32,456
  Marketable securities                                                657,359      1,592,158
  Accounts receivable, net of allowance for doubtful accounts of
  $63,000 and $96,133, respectively                                    766,079      1,033,726
  Inventories                                                          476,506        669,601
  Prepaid expenses and other current assets                            101,857        282,790
---------------------------------------------------------------------------------------------

      Total current assets                                           2,149,205      3,610,731

Property and Equipment, net                                          1,304,762      1,783,728

Goodwill, net of accumulated amortization of $109,848 and
 $86,349, respectively                                                 119,762        244,284

Deferred Income Taxes                                                     --          136,173

Other Assets                                                            76,940        308,075
---------------------------------------------------------------------------------------------
      Total Assets                                                 $ 3,650,669    $ 6,082,991
=============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                 $   291,839    $   261,688
  Accrued expenses and other current liabilities                       152,293        237,570
  Current portion of capital lease obligation                           59,102         46,974
  Current portion of notes payable                                       3,484        126,666
---------------------------------------------------------------------------------------------
      Total current liabilities                                        506,718        672,898

Capital Lease Obligation, net of current portion                       182,110        194,318

Notes Payable                                                           15,683        126,667
---------------------------------------------------------------------------------------------
      Total liabilities                                                704,511        993,883
---------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 9)

Shareholders' Equity:
  Common stock - $.001 par value; authorized 6,000,000 shares;
  issued 2,527,460 and 2,306,950 shares, respectively                    2,528          2,307
  Additional paid-in capital                                         6,032,787      5,837,889
  Accumulated deficit                                               (2,803,141)      (465,072)
  Less treasury stock, 177,868 shares, at cost                        (286,016)      (286,016)
---------------------------------------------------------------------------------------------
      Shareholders' equity                                           2,946,158      5,089,108
---------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                   $ 3,650,669    $ 6,082,991
=============================================================================================

                                  See Notes to Consolidated Financial Statements

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
================================================================================


Year ended August 31,                                                  2000           1999
---------------------------------------------------------------------------------------------
Net sales                                                          $ 6,319,304    $ 6,881,838

Cost of sales                                                        3,848,414      3,542,941
---------------------------------------------------------------------------------------------

Gross profit                                                         2,470,890      3,338,897

Selling, general and administrative expenses                        (4,148,536)    (4,001,717)

Impairment loss on assets                                             (604,800)          --
---------------------------------------------------------------------------------------------

Operating loss                                                      (2,282,446)      (662,820)

Other income (expense)                                                  43,540         (7,224)

Interest income, net of interest expense of $40,025 and $27,145,
 respectively                                                           37,010         85,173
---------------------------------------------------------------------------------------------

Loss before benefit for income taxes                                (2,201,896)      (584,871)

Provision for income taxes                                             136,173        110,000
---------------------------------------------------------------------------------------------
Net loss                                                           $(2,338,069)   $  (694,871)
=============================================================================================

Loss per common share - basic and diluted                          $     (1.08)   $      (.33)
=============================================================================================

Weighted-average number of common shares outstanding - basic
 and diluted                                                         2,158,861      2,132,777
=============================================================================================

                                  See Notes to Consolidated Financial Statements

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
================================================================================

                                                                           Retained
                                      Common Stock          Additional      Earnings           Treasury Stock           Total
                                 -----------------------     Paid-in      (Accumulated      ---------------------   Shareholders'
                                  Shares        Amount       Capital        Deficit)         Shares       Amount        Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 1, 1998     2,256,950   $     2,257   $ 5,772,189    $   229,799         70,868   $  (108,028)   $ 5,896,217

Issuance of shares in
 connection with purchase
 of RemoteIT                        50,000            50        65,700           --             --            --           65,750

Repurchase of treasury stock          --            --            --             --          107,000      (177,988)      (177,988)

Net loss                              --            --            --         (694,871)          --            --         (694,871)
---------------------------------------------------------------------------------------------------------------------------------

Balance at August 31, 1999       2,306,950         2,307     5,837,889       (465,072)       177,868      (286,016)     5,089,108

Sale of common stock               100,000           100       174,900           --             --            --          175,000

Issuance of common stock           100,000           100          (100)          --             --            --             --

Exercise of stock options           20,510            21        20,098           --             --            --           20,119

Net loss                              --            --            --       (2,338,069)          --            --       (2,338,069)
---------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2000       2,527,460   $     2,528   $ 6,032,787    $(2,803,141)       177,868   $  (286,016)   $ 2,946,158
=================================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

Year ended August 31,                                                        2000           1999
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net loss                                                               $(2,338,069)   $  (694,871)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation and amortization                                            590,015        426,241
    Amortization of goodwill                                                  68,343         59,347
    Provision for doubtful accounts                                          (33,133)       (34,696)
    Deferred income taxes                                                    136,173        110,000
    Impairment loss on assets                                                604,800           --
    Changes in operating assets and liabilities:
      Decrease in marketable securities                                      934,799        167,836
      Decrease in accounts receivable                                        300,780      1,363,000
      Decrease in inventories                                                193,095         39,627
      Decrease (increase) in prepaid expenses and other current assets       180,933        (98,771)
      Decrease in other assets                                                25,213         11,974
      Decrease in accounts payable, accrued expenses and other
       current liabilities                                                   (55,126)      (533,731)
---------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                          607,823        815,956
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                       (308,509)      (437,278)
  Software development costs                                                (100,239)      (171,559)
---------------------------------------------------------------------------------------------------
          Cash used in investing activities                                 (408,748)      (608,837)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of notes payable                                                (234,166)      (133,807)
  Repayment of capital lease obligations                                     (45,080)        (3,122)
  Purchase of treasury stock                                                    --         (177,988)
  Proceeds from sale of common stock                                         175,000           --
  Proceeds from exercise of stock options                                     20,119           --
---------------------------------------------------------------------------------------------------
          Net cash used in financing activities                              (84,127)      (314,917)
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         114,948       (107,798)

Cash and cash equivalents at beginning of year                                32,456        140,254
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $   147,404    $    32,456
===================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                 $    42,239    $    24,931
===================================================================================================

Supplemental schedule of noncash investing and financing activities:

  Issuance of common stock relating to purchase of subsidiaries                 --      $    65,750
===================================================================================================
  Capital lease obligations incurred                                     $    45,000    $   244,414
===================================================================================================

                                  See Notes to Consolidated Financial Statements

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. PRINCIPAL               The consolidated financial statements include the
   BUSINESS                accounts of Hertz Technology Group, Inc.
   ACTIVITY AND            ("Hertz-Tech") and its wholly owned subsidiaries
   SUMMARY OF              (hereinafter collectively referred to as the
   SIGNIFICANT             "Company"). The Company's subsidiaries include Hertz
   ACCOUNTING              Computer Corporation ("Hertz Computer"), Hergo
   POLICIES:               Ergonomic Support Systems, Inc. ("Hergo") and Edutec
                           Computer Education Institute, Inc. ("Edutec"). As further described in Note 6, on March 1, 1999 the Company acquired all of the outstanding stock of RemoteIT.com, Inc. ("RemoteIT"). The results of operations of RemoteIT are included in the Company's consolidated financial statements from the date of acquisition. On August 27, 1999, another wholly owned subsidiary, LAN Metal Products Corp. ("LAN"), was merged into Hergo. All significant intercompany transactions and balances have been eliminated in consolidation.

                           In July 2000, Asure Acquisition Corporation
                           ("Acquisition Corp."), a wholly-owned subsidiary of the Company, was formed to facilitate a merger with A Sure eCommerce, Inc. ("A Sure") (see Note 14). In conjunction with this merger, subsequent to year-end the Company changed the name of Hertz-Tech to Return Assured Incorporated ("Return Assured").

                           The "Technology Group" is comprised of RemoteIT, Hertz Computer and Edutec. RemoteIT offers full service networking solutions and internet and web-related services, including high-speed communications services. Hertz Computer custom designs and assembles personal workstations and networking, communication and web servers. Edutec offers state-of-the-art computerized training facilities that can be used for software, sales, education or management training.

                           During the year ended August 31, 2000 the Company reduced many of the functions of Hertz Computer and transferred the remaining operations to RemoteIT. In addition, the Company has terminated the lease for the Edutec training facilities and plans to discontinue Edutec services in December 2000.

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

                           Substantially all computers and components sold by the Company are covered under warranty by the manufacturers.

                           All advertising costs are expensed as incurred.

                           The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents, which consist primarily of money market accounts, are carried at cost, which approximates market value.

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                           The Company determined that property and equipment with a net book value of approximately $242,000, including approximately $51,000 from Hergo and approximately $191,000 from the Technology Group, was impaired. The Company plans to dispose of these assets in December 2000. An impairment charge for the net book value was recorded during the year ended August 31, 2000 and is included in impairment loss on assets on the consolidated statement of operations for the year ended August 31, 2000.

                           During the year ended August 31, 2000, the Company decided to change the focus of the products and services sold by the Technology Group. The new plans call for a significant reduction of Hertz-brand computer sales. The Company therefore determined that the trademark value of the Hertz name, approximately $34,000, may not be recoverable. The asset was written off and the charge is included in impairment loss on assets on the consolidated statement of operations for the year ended August 31, 2000.

                           The costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post implementation/operation stage are expensed as incurred.

                           During the years ended August 31, 2000 and 1999 the Company capitalized the costs of developing an internet store to be used primarily for the sales of Hertz-brand computers. Approximately $172,000 of internal-use software costs were capitalized and included in other assets at August 31, 1999. An additional $100,000 was capitalized during the year ended August 31, 2000. Due to the business changes in the Technology Group, the Company abandoned the majority of the software developed and wrote off approximately $272,000 of software development costs. The charge is included in impairment loss on assets on the consolidated statement of operations for the year ended August 31, 2000.

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

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                           During the year ended August 31, 2000, the Company decided not to renew a service contract with Edutec's primary customer. In addition, the Company no longer plans to offer training facility services. As a result, the Company wrote off the net carrying value of goodwill arising from the purchase of Edutec of approximately $56,000. This charge is included in impairment loss on assets on the consolidated statement of operations for the year ended August 31, 2000.

                           Basic earnings per common share is computed using the weighted-average number of common shares outstanding. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. No incremental shares were used in the 2000 and 1999 calculation of diluted earnings per common share since they would have had an antidilutive effect.

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

2. MARKETABLE              The Company's marketable securities are comprised of
   SECURITIES:             debt securities at August 31, 2000 and of equity and
                           debt securities at August 31, 1999 and are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in operations.

                           Net unrealized holding losses on trading securities amounted to $9,139 and $23,281 for the years ended August 31, 2000 and 1999, respectively.

3. INVENTORIES:            Inventories consist of the following:

                           August 31,                 2000                1999
                           ---------------------------------------------------

                           Components             $  6,219            $ 52,143
                           Raw materials            57,684             104,271
                           Work-in-process          11,488              22,053
                           Finished goods          401,115             491,134
                           ---------------------------------------------------
                                                  $476,506            $669,601
                           ===================================================

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


4. PROPERTY AND            Property and equipment, at cost, consists of:
   EQUIPMENT:

                                                                                                       Depreciation/
                                                                                                       Amortization
                           August 31,                                    2000             1999            Period
                           ----------------------------------------------------------------------------------------
                           Furniture, fixtures and office
                            equipment                             $   144,264     $    464,716            5-7 years
                           Warehouse equipment                      1,387,619        1,438,280              5 years
                           Leasehold improvements                     878,989          705,434        Term of lease
                           Vehicles                                    88,852           94,391              3 years
                           ----------------------------------------------------------------------------------------
                                                                    2,499,724        2,702,821
                           Less accumulated depreciation
                            and amortization                        1,194,962          919,093
                           ----------------------------------------------------------------------------------------
                                                                   $1,304,762       $1,783,728
                           ========================================================================================


                           Property and equipment includes amounts acquired under capital leases of approximately $290,000 and $245,000 at August 31, 2000 and 1999, respectively. Amortization of these assets is included in depreciation and amortization expense. Accumulated amortization of these assets amounted to approximately $79,000 and $23,000 at August 31, 2000 and 1999, respectively.

5. NOTES PAYABLE:          Notes payable consist of the following:

                           August 31,                                                     2000         1999
                           --------------------------------------------------------------------------------
                           Note payable to an officer of LAN, due in three
                            annual installments through December 2000. The
                            note bears interest at a rate of 7% per annum                 --       $253,333

                           Other                                                      $ 19,167         --
                           --------------------------------------------------------------------------------
                                                                                        19,167      253,333
                           Less current portion                                          3,484      126,666
                           --------------------------------------------------------------------------------
                                   Long-term portion                                  $ 15,683     $126,667
                           ================================================================================

                           Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying amount.

                           The note payable to an officer of LAN was paid in full during the year ended August 31, 2000. Interest expense on the notes amounted to $10,662 and $18,429 for the years ended August 31, 2000 and 1999, respectively.

6. ACQUISITION:            In February 1999, the Company acquired all of the
                           outstanding stock of RemoteIT.com in exchange for the issuance of 50,000 shares of common stock of the Company (adjusted to reflect the 100% stock dividend of May 18, 1999, described in Note 13). This business combination was accounted for as a purchase. The stock issued was valued at $65,750 and has all been recorded as goodwill. Had the acquisition occurred at September 1, 1998; revenue, net loss and loss per share would not have been significantly impacted.


7. CAPITAL LEASE           The Company leases property and equipment under
   OBLIGATIONS:            capital leases which expire at various dates through
                           April 2005. The leases require monthly payments of principal and interest, imputed at interest rates ranging from 8% to 11% per annum.

                           Approximate minimum future lease payments under capital leases are as follows:

                           Year ending August 31,
                                    2001                                                           $ 77,000
                                    2002                                                             75,000
                                    2003                                                             71,000
                                    2004                                                             51,000
                                    2005                                                              7,000
                           --------------------------------------------------------------------------------
                                                                                                    281,000
                           Less amount representing interest                                         40,000
                           --------------------------------------------------------------------------------
                                                                                                    241,000
                           Less current maturities                                                   59,000
                           --------------------------------------------------------------------------------
                              Capital lease obligations, less current maturities                   $182,000
                           ================================================================================

8. INCOME TAXES:           The provision for income taxes for the years ended
                           August 31, 2000 and 1999 consists of the following components:

                           Year ended August 31,                                    2000               1999
                           --------------------------------------------------------------------------------
                           Current:
                             Federal                                                --                 --
                             State and local                                        --                 --
                           Deferred:
                             Federal                                            $ 95,321           $ 77,000
                             State and local                                      40,852             33,000
                           --------------------------------------------------------------------------------
                                                                                $136,173           $110,000
                           ================================================================================

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                           The provision for income taxes for the years ended August 31, 2000 and 1999 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                           Year ended August 31,                                           2000      1999
                           --------------------------------------------------------------------------------
                           Tax benefit at federal statutory rate                            (34)%     (34)%
                           State and local income tax provision net of
                            federal tax effect                                               (6)       (6)
                           Increase in deferred tax asset valuation allowance                46        59
                           --------------------------------------------------------------------------------
                                                                                              6%       19%
                           ================================================================================


                           The approximate tax effects of temporary differences that give rise to the net short-term deferred income tax asset are presented below:

                           Year ended August 31,                                       2000         1999
                           --------------------------------------------------------------------------------
                           Reserve for bad debts                                     $ 25,000     $ 38,000
                           Sales tax accrual                                                        20,000
                           Unrealized losses on marketable securities                  15,000       12,000
                           Capitalized inventory                                         --          8,000
                           Contributions carryforward                                  15,000       13,000
                           --------------------------------------------------------------------------------
                           Total short-term deferred income tax asset                  55,000       91,000
                           Valuation allowance                                        (55,000)     (91,000)
                           --------------------------------------------------------------------------------
                                   Net short-term deferred income tax asset           $ - 0 -      $ - 0 -
                           ================================================================================


                           The tax effects of available tax carryforwards and other temporary differences that give rise to the net long-term deferred income tax asset are presented below:

                           Year ended August 31,                                       2000           1999
                           --------------------------------------------------------------------------------
                           Federal net operating loss carryforwards             $   911,000    $   473,995
                           State and local net operating loss carryforwards         412,000        205,404
                           Deferred rent                                                            11,120
                           Depreciation                                              59,000         (4,570)
                           Basis difference in amortization of intangibles           30,000         21,224
                           --------------------------------------------------------------------------------
                           Total long-term deferred income tax asset              1,412,000        707,173
                           Valuation allowance                                   (1,412,000)      (571,000)
                           --------------------------------------------------------------------------------
                                   Net long-term deferred income tax asset          $ - 0 -    $   136,173
                           ================================================================================

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                           At August 31, 2000, the Company has a federal net operating loss carryforward of approximately $3,300,000 available to offset taxable income through 2020. The Company also has state operating loss carryforwards aggregating approximately $3,300,000 which expire through 2015. A valuation allowance has been established for the deferred tax assets that are not expected to be realized.

                           The Company files consolidated federal, state and local income tax returns.

                           The net operating loss carryforwards will be subject to annual limitations as a result of the merger described in Note 14.

9. COMMITMENTS AND         The Company is obligated under noncancelable
   CONTINGENCIES:          operating leases for warehouse and office space
                           expiring at dates through July 2005. In addition, the Company has two operating leases for automobiles expiring at dates through June 2003. The aggregate approximate minimum future payments under these leases are payable as follows:


                           Year ending August 31,
                                   2001                   $182,000
                                   2002                    112,000
                                   2003                      3,000
                           ---------------------------------------
                                                          $297,000
                           ---------------------------------------


                           These leases are subject to escalation for the Company's proportionate share in real estate taxes and other operating expenses. Total rent expense charged to operations amounted to approximately $418,000 and $272,000 for the years ended August 31, 2000 and 1999, respectively.

                           The Company has employment agreements with five key employees and a consulting agreement with one of these employees expiring through October 2005. The aggregate approximate minimum commitment for future salaries and fees are as follows:

                           Year ending August 31,

                                      2001                         $   600,000
                                      2002                             486,000
                                      2003                             345,000
                                      2004                             345,000
                                      2005                             345,000
                                   Thereafter                           43,000
                           ---------------------------------------------------
                                                                    $2,164,000
                           ===================================================


                           The agreements provide for base compensation and fringe benefits. One of the agreements provides for additional compensation based on the gross profit on certain sales, as defined.

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

10. 401(k) PLAN:           In January 1999, the Company adopted an employee
                           savings plan which qualifies under Section 401(k) of the Internal Revenue Code (the "Code"). Under the plan, all employees who are at least 21 years of age and have completed 1 year of service are eligible to defer up to 22% of their pre-tax compensation subject to the Code's limits. The Company matches 3% of employee contributions. The Company contributed approximately $27,000 and $24,000 for the years ended
                           August 31, 2000 and 1999, respectively.


11. SEGMENT INFORMATION:   The Company operates primarily in two industry
                           segments: (i) Technology Group and (ii) Hergo. The accounting policies of the segments and the products and services provided by the operating segments are described in Note 1. The tables below present information about reported segments.

                           At August 31, 2000:

                                                      Technology
                                                         Group          Hergo        Other     Consolidated
                           --------------------------------------------------------------------------------
                           Sales (unaffiliated)       $ 1,236,132    $ 5,083,172               $ 6,319,304
                           Gross profit                   146,014      2,324,876                 2,470,890
                           Operating loss                (777,147)    (1,277,943)   (227,356)   (2,282,446)
                           Assets                         440,395      2,356,765     853,509     3,650,669
                           Capital expenditures             4,721        348,788                   353,509
                           Depreciation and
                             amortization expense         242,744        347,271                   590,015
                           --------------------------------------------------------------------------------

                           At August 31, 1999:

                                                    Technology
                                                       Group         Hergo         Other       Consolidated
                           --------------------------------------------------------------------------------
                           Sales (unaffiliated)    $ 1,576,499    $ 5,305,339                  $ 6,881,838
                           Gross profit                347,757      2,991,140                    3,338,897
                           Operating loss             (233,885)      (210,133)   $  (218,802)     (662,820)
                           Assets                    1,646,565      2,813,214      1,623,212     6,082,991
                           Capital expenditures        247,669        419,023                      666,692
                           Depreciation and
                            amortization expense       153,136        273,105                      426,241
                           --------------------------------------------------------------------------------


12. GEOGRAPHIC             The Company had sales to customers in the New York
    AND CUSTOMER           Tri-State area of approximately 69% and 63% of net
    CONCENTRATION:         sales for the years ended August 31, 2000 and 1999,
                           respectively. Approximately 16% of net sales were to federal, state and city agencies and government-affiliated organizations, including hospitals and schools, for the year ended August 31, 1999.

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

13. CAPITAL                On February 16, 2000, the Company amended the number
    TRANSACTIONS:          of shares of common stock authorized from 3,000,000
                           to 6,000,000. In addition, the Company increased the number of stock options available under its stock option plan (the "Plan") from 500,000 to 750,000 shares.

                           Subsequent to year-end, the Company increased the number of shares of common stock authorized to 50,000,000 and increased the number of stock options available under the Plan to 2,250,000. In addition, the Company authorized the issuance of 1,000,000 shares of preferred stock.

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

                           In June 2000, the Company sold 100,000 shares of common stock to a private investor and agreed to register the shares in an S-3 filing within a certain time period, as defined. The Company was required to place an additional 100,000 shares in escrow to be delivered to the investor if the Company defaulted on the agreement. The Company registered the original shares per the agreement in September 2000. The escrow shares are eligible to be released at the sooner of two years or upon the disposal of the registered shares by the investor or its assignee.

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

                           Under the Plan the Company may grant incentive and/or nonqualified options to purchase shares of common stock to directors, employees and consultants to the Company. Options granted under the Plan are exercisable for a period of up to 10 years from the date of the grant at an exercise price which is not less than the fair market value of such shares at the date of the grant. In the case of options granted to a shareholder owning more than 10% of the outstanding shares of the Company on the date of the grant, the options are exercisable for a period not to exceed five years from the date of the grant at an exercise price which is not less than 110% of the fair market value of such shares at the date of the grant. Options to purchase 313,941 shares of common stock (excluding canceled shares) are outstanding under the Plan as of August 31, 2000. In addition, options to purchase 1,272,001 shares of common stock are outstanding outside the Plan as of August 31, 2000.

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                           A summary of the status of the Company's options as of August 31, 2000 and 1999, and changes during the years then ended is presented below:

                                                                            2000                  1999
                           -------------------------------------------------------------------------------------

                                                                               Weighted-                Weighted-
                                                                    Number      Average     Number      Average
                                                                      of       Exercise       of        Exercise
                                                                    Shares       Price      Shares       Price
                           -------------------------------------------------------------------------------------
                           Outstanding at beginning of year        1,090,052    $   .93      851,853    $  6.55
                           Granted                                   537,000       2.69    1,101,452        .93
                           Canceled                                  (20,600)      1.31     (863,253)      6.43
                           Exercised                                 (20,510)       .98         --         --
                           -------------------------------------------------------------------------------------
                           Outstanding at end of year              1,585,942    $  1.52    1,090,052    $   .93
                           =====================================================================================


                           The range of exercise prices at August 31, 2000 was $.845 to $2.69 and the weighted-average contractual life was approximately 4.3 years.

                           The weighted-average fair value of options granted during the years ended August 31, 2000 and 1999 was $2.28 and $ .86, respectively.

                           There were approximately 335,000 options exercisable at August 31, 2000 with a weighted-average exercise price of $ .92. No options were exercisable at August 31, 1999.

                           The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                           Year ended August 31,                                          2000                 1999
                           ----------------------------------------------------------------------------------------
                           Net loss as reported                                    $(2,338,069)        $   (694,871)
                           Net loss - pro forma                                     (2,952,694)          (2,297,416)
                           Loss per share - as reported (basic and diluted)              (1.08)                (.33)
                           Loss per share - pro forma (basic and diluted)                (1.37)               (1.08)
                           ----------------------------------------------------------------------------------------


                           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended August 31, 2000 and 1999: expected volatility of 165% and 209%, respectively; risk-free interest rates of 6.76% and 5%, respectively; expected lives of 4 years; and no dividend yield.

                                   HERTZ TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                           On October 13, 2000, the Acquisition Corp. merged with A Sure and each share of A Sure common stock was converted into one share of Returned Assured (formerly Hertz-Tech) common stock. Return Assured issued 4,895,685 shares of common stock in connection with the merger. Subsequent to the merger, an outside investor purchased 5,000 shares of the newly created Series A Convertible Preferred Stock for $5,000,000 and was granted a warrant to purchase up to $1,000,000 of additional shares of Return Assured common stock. In accounting for the transaction, the Company was considered to be the acquiree in a reverse merger.

RETURN ASSURED INCORPORATED
(Formerly A Sure eCommerce, Inc.)
(A Development Stage Company)

Financial Statements
August 31, 2000 and 1999
(U.S. Dollars)


     INDEX                                                              Page

     Report of Independent Chartered Accountants                         F-1

     Financial Statements

     Balance Sheets                                                      F-2

     Statement of Operations                                             F-3

     Statement of Stockholders' Equity (Deficiency)                      F-4

     Statement of Cash Flows                                             F-5

     Notes to Financial Statements                                       F-6-14

Pannell Kerr Forster



                   REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

TO THE BOARD OF DIRECTORS
  OF RETURN ASSURED INCORPORATED
  (Formerly A Sure eCommerce, Inc.)
  (A Development Stage Company)

We have audited the accompanying balance sheets of Return Assured Incorporated (formerly A Sure eCommerce, Inc.) (A Development Stage Company) as at August 31, 2000 and 1999 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended August 31, 2000 and initial 82 days ended August 31, 1999 and the cumulative period from June 10, 1999 (inception) through August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2000 and 1999 and the results of its operations and its cash flows for the initial 82 day period ended August 31, 1999 and the cumulative period from June 10, 1999 (inception) through August 31, 2000 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
September 27, 2000, except for note 14(a) which is as of October 17, 2000


                                                                          [LOGO]

RETURN ASSURED INCORPORATED
(Formerly A Sure eCommerce, Inc.)
(A Development Stage Company)
Balance Sheet
August 31
(U.S. Dollars)

===========================================================================================
                                                                    2000           1999
-------------------------------------------------------------------------------------------
Assets

Current
  Cash                                                           $   132,107    $     2,674
  Accounts receivable                                                 37,759            372
  Prepaid expenses (note 4)                                          270,599            585
-------------------------------------------------------------------------------------------
Total Current Assets                                                 440,465          3,631
Property and Equipment (note 5)                                       97,036          1,016
Deferred Offering Costs (note 8(a)(iv))                            1,129,361              0
-------------------------------------------------------------------------------------------
                                                                 $ 1,666,862    $     4,647
===========================================================================================

Liabilities

Current
  Accounts payable and accrued liabilities (note 6)              $   346,166    $    14,664
  Due to shareholders                                                      0         16,302
-------------------------------------------------------------------------------------------
Total Current Liabilities                                            346,166         30,966
Notes Payable (note 7)                                               200,000              0
-------------------------------------------------------------------------------------------
Total Liabilities                                                    546,166         30,966
-------------------------------------------------------------------------------------------
Commitment (note 11)
Contingencies (note 12)

Stockholders' Equity (Deficiency) (note 8)

Common Stock and Paid-In Capital In Excess of $0.001 Par Value
  Authorized
    100,000,000 Shares
  Issued and outstanding
       4,695,685 Shares (August 31, 1999 - 90)                     3,443,212              1
Subscriptions Received                                                     0         35,426
Other Comprehensive Income (Loss)                                        503            (33)
Deficit Accumulated During the Development Stage                  (2,323,019)       (61,713)
-------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficiency)                            1,120,696        (26,319)
-------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                       $ 1,666,862    $     4,647
===========================================================================================

See notes to financial statements.

RETURN ASSURED INCORPORATED
(Formerly A Sure eCommerce, Inc.)
(A Development Stage Company)
Statements of Operations
Period From June 10, 1999 (Inception) through August 31, 1999, Year Ended August
  31, 2000 and period from June 10, 1999 (Inception) through August 31, 2000 (U.S. Dollars)

================================================================================
                                                      Period from    Period from
                                                        June 10,       June 10,
                                                         1999            1999
                                                      (Inception)     (Inception)
                                        Year Ended      Through         Through
                                        August 31,     August 31,      August 31,
                                           2000           1999           2000
--------------------------------------------------------------------------------
General and Administrative Expenses
  Wages and salaries (note 8(a)(ii))   $ 1,102,971    $         0    $ 1,102,971
  Professional fees                        216,533         10,590        227,123
  Development costs                        211,911              0        211,911
  Financing fees                           207,500              0        207,500
  Travel and promotion                     184,498         23,821        208,319
  Consulting fees                          148,646         21,317        169,963
  Rent                                      58,494          1,655         60,149
  Office and miscellaneous                  46,641          4,330         50,971
  Internet service and web design           29,189              0         29,189
  Telephone                                 15,259              0         15,259
  Loan receivable write-off                 14,255              0         14,255
  Interest and finance charges               8,592              0          8,592
  Depreciation                              16,817              0         16,817
--------------------------------------------------------------------------------
Net Loss for Period                    $(2,261,306)   $   (61,713)   $(2,323,019)
================================================================================
Net Loss Per Share                     $     (1.96)
================================================================================
Weighted Average Number of Shares        1,155,950
================================================================================

See notes to financial statements.

RETURN ASSURED INCORPORATED
(Formerly A Sure eCommerce, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)
Period From June 10, 1999 (Inception) to August 31, 1999 and Year Ended August 31, 2000
(U.S. Dollars)

                                                  Common Shares
                                              and Paid in Capital in                                                     Total
                                            Excess of $0.001 Par Value      Deficit     Comprehensive                Stockholders'
                                            -------------------------- Accumulated during   Income    Subscriptions      Equity
                                              Number          Amount    Development stage   (Loss)       Received     (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of
      Common Stock
      For cash
      - Initial shares                              90             $1             $0             $0             $0             $1
Subscriptions Received                               0              0              0              0         35,426         35,426
Exchange Loss                                        0              0              0            (33)             0            (33)
Net Loss                                             0              0        (61,713)             0              0        (61,713)
------------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 1999                            90              1        (61,713)           (33)        35,426        (26,319)
Common Stock
  Private placement                          1,445,685      1,056,310              0              0              0      1,056,310
  Shares issued for offering costs
    For going public                           340,000        486,200              0              0              0        486,200
    For private placement                      200,000        286,000              0              0              0        286,000
    For private placement                      200,000        286,000              0              0              0        286,000
  Value of warrants issued in connection
    with going public                                0        233,726              0              0              0        233,726
  Founders' and
    other employees
    and consultants and recapitalization     2,095,000        887,476              0              0        (35,426)       852,050
  Cancellation of original shares                  (90)            (1)             0              0              0             (1)
  Financing fees                               415,000        207,500              0              0              0        207,500
  Exchange Gain                                      0              0              0            536              0            536
  Net Loss                                           0              0     (2,261,306)             0              0     (2,261,306)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2000                     4,695,685     $3,443,212    $(2,323,019)          $503             $0     $1,120,696
====================================================================================================================================

See notes to financial statements.

RETURN ASSURED INCORPORATED
(Formerly A Sure eCommerce, Inc.)
(A Development Stage Company)
Statement of Cash Flows
Period From June 10, 1999 (Inception) Through August 31, 1999, Year Ended August 31, 2000 and period from June 10, 1999 (Inception) Through August 31, 2000
(U.S. Dollars)

==========================================================================================
                                                               Period From   Period From
                                                                 June 10,      June 10,
                                                                   1999          1999
                                                                (Inception)   (Inception)
                                                 Year Ended       Through       Through
                                                 August 31,      August 31,    August 31,
                                                    2000            1999          2000
-----------------------------------------------------------------------------------------
Operating Activities
  Net loss                                       $(2,261,306)   $   (61,713)   $(2,323,019)
  Items not involving cash
    Depreciation                                      16,817              0         16,817
    Services rendered in exchange for
      shares and subscriptions                     1,094,976         35,426      1,130,402
  Changes in operating assets and liabilities
    Accounts receivable                              (37,387)          (372)       (37,759)
    Changes in amount due to shareholders            (16,302)        16,302              0
    Prepaid expenses                                (270,014)          (585)      (270,599)
    Accounts payable and accrued liabilities         331,502         14,664        346,166
-----------------------------------------------------------------------------------------

Net Cash (Used By) Operating Activities           (1,141,714)         3,722     (1,137,992)
-----------------------------------------------------------------------------------------

Investing Activities
  Acquisition of property and equipment             (112,837)        (1,016)      (113,853)
-----------------------------------------------------------------------------------------

Financing Activities
  Deferred offering costs                           (123,435)             0       (123,435)
  Issuance of notes payable                          200,000              0        200,000
  Issuance of common stock                         1,306,883              1      1,306,884
-----------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities          1,383,448              1      1,383,449
-----------------------------------------------------------------------------------------

Effect of Foreign Currency Translation on Cash           536            (33)           503
-----------------------------------------------------------------------------------------

Inflow of Cash                                       129,433          2,674        132,107
Cash, Beginning of Year                                2,674              0              0
==========================================================================================

Cash, End of Year                                $   132,107    $     2,674    $   132,107
==========================================================================================

Supplemental Disclosure of Non-Cash Items
  Issue of common stock
    For services (note 8(a))                     $   850,850    $    35,426    $   886,276
    For financing fees                             1,265,700              0      1,265,700
Supplemental Cash-Flow Information
  Interest paid                                            0              0              0
  Income taxes paid                                        0              0              0
==========================================================================================

See notes to financial statements.

RETURN ASSURED INCORPORATED
(Formerly A Sure eCommerce, Inc.)
(A Development Stage Company)
Notes to Financial Statements
Period From June 10, 1999 (Inception) to August 31, 1999, and Year Ended August 31, 2000
(U.S. Dollars)


1.       ORGANIZATION AND NATURE OF OPERATIONS

         The Company was incorporated under the laws of the State of Nevada on June 10, 1999. The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. The Company is in the early stages of implementing its business plan and it does not have any revenue to date. The Company intends to provide a service that will guarantee customers who order products through the web sites of merchant members will get the product and that the merchant member will honor its stated return policies.

2.       SIGNIFICANT ACCOUNTING POLICIES

         (a)      Deferred offering costs

                  Deferred offering costs represent costs for issuing preferred shares and will be netted to other paid in capital when the preferred shares are issued.

         (b)      Revenue recognition

                  As the Company is continuing to develop its technologies, no revenues have been earned to date. Once sales have been earned by the Company, the Company will recognize such revenues.

         (c)      Development expenditures

                  Development expenditures are charged to operations as incurred.

         (d)      Depreciation

                  Depreciation is provided using the declining-balance method on the following annual rates:

                         Computer hardware and software              - 20%
                         Office furniture and equipment              - 30%

                  The Company reviews long-term assets to determine if the carrying amount is recoverable based on the estimate of future cash flows expected to result from the use of the assets and its eventual disposition. If in this determination there is an apparent shortfall, the loss will be recognized as a current charge to operations.

         (e)      Income taxes

                  The Company uses the asset and liability approach in its method of accounting for income taxes which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

See notes to financial statements.

RETURN ASSURED INCORPORATED
(Formerly A Sure eCommerce, Inc.)
(A Development Stage Company)
Notes to Financial Statements
Period From June 10, 1999 (Inception) to August 31, 1999 and Year Ended August 31, 2000
(U.S. Dollars)


2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (f)      Loss per share

                  Loss per share computations are based on the weighted average number of common shares outstanding during the period. Common share equivalents consisting of stock purchase warrants (note 8(b)) are not considered in the computation because their effect would be anti-dilutive. Loss per share for the period ended August 31, 1999 was not calculated since it gives no meaningful information.

         (g)      Foreign currency translation

                  Amounts recorded in foreign currency are translated into United States dollars as follows:

                  (i) Monetary assets and liabilities are translated at the rate of exchange in effect as at the balance sheet date; and

                  (ii) Revenues and expenses at the average rate of exchange for the year.

                  Unrealized gains and losses arising from this translation of foreign currency are excluded from net loss for the period and accumulated as a separate component of stockholders' equity.

         (h)      Use of estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

         (i)      Stock based compensation

                  The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock option plans. Compensation expense is recorded when options are granted to management at discounts to market.

         (j)      Financial instruments

                  The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities, due to shareholders and notes payable. Unless otherwise noted it is management's opinion that these financial instruments approximate their fair market values and the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

RETURN ASSURED INCORPORATED

(Formerly A Sure eCommerce, Inc.)
(A Development Stage Company)
Notes to Financial Statements
Period From June 10, 1999 (Inception) to August 31, 1999 and Year Ended August 31, 2000
(U.S. Dollars)


2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (k)      Recent accounting pronouncements

                  (i) In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to fiscal years beginning after June 15, 2000, although early adoption is encouraged. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires a company to recognize all derivatives as either assets or liabilities in the statement of cash flows and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Company will adopt this standard as of September 1, 2000. Management does not expect the adoption to have a material effect on the Company's results of operations; however, the effect on the Company's financial position depends on the fair values of the Company's derivatives and related financial instruments at the date of adoption.

                  (ii) In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

                  (iii) In March 2000 the Financial Accounting Standards Board issued "Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation". Among other issues, this interpretation clarifies:

                           (a) the definition of employee for purposes of applying APB Opinion No. 25;

                           (b) the criteria for determining whether a plan qualifies as a non-compensatory plan;

                           (c) the accounting consequence of various modifications of the terms of a previously fixed stock option award; and

                           (d) the accounting for an exchange of stock compensation awards in a business combination.

RETURN ASSURED INCORPORATED
(Formerly A Sure eCommerce, Inc.)
(A Development Stage Company)
Notes to Financial Statements
Period From June 10, 1999 (Inception) to August 31, 1999 and Year Ended August 31, 2000
(U.S. Dollars)


2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  In relation to (c) the interpretation states, "if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as a variable from the date of the modification to the date the award is exercised, is forfeited, or if expired unexercised, the exercise price of an option award has been reduced if the fair value of the consideration required to be remitted pursuant to the award's original terms".

                  The interpretation is generally effective July 1, 2000 and the Company may incur additional compensation expense in fiscal 2001.

3.       GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, there is substantial doubt about the Company's ability to continue as a going concern.

4.       PREPAID EXPENSES

         =======================================================================
                                                             2000           1999
         -----------------------------------------------------------------------

         Prepaid professional and cyber liability        $250,000       $      0
         Deposits on leases and other                      20,599            585
         -----------------------------------------------------------------------
                                                         $270,599       $    585
         =======================================================================

5.       PROPERTY AND EQUIPMENT

         ================================================================================
                                                        2000                      1999
         --------------------------------------------------------------------------------
                                                    Accumulated
                                            Cost    Depreciation      Net          Net
         --------------------------------------------------------------------------------
         Computer hardware and
           software                       $105,808     $ 16,023     $ 89,785     $  1,016
         Office furniture
           and equipment                     8,045          794        7,251            0
         --------------------------------------------------------------------------------
                                          $113,853     $ 16,817     $ 97,036     $  1,016
         ================================================================================

RETURN ASSURED INCORPORATED

(Formerly A Sure eCommerce, Inc.)
(A Development Stage Company)
Notes to Financial Statements
Period From June 10, 1999 (Inception) to August 31, 1999 and Year Ended August 31, 2000
(U.S. Dollars)


6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         =======================================================================
                                                           2000             1999
         -----------------------------------------------------------------------
         Trade payables                                $304,775         $ 14,664
         Accrued wages and salaries                      41,391                0
         -----------------------------------------------------------------------
                                                       $346,166         $ 14,664
         =======================================================================

7.       NOTES PAYABLE

         ==========================================================================================
                                                                                   2000        1999
         ------------------------------------------------------------------------------------------

         12% two year promissory notes payable, due June 20, 2002
         convertible upon default into common stock at a price of $1.429 per     $200,000       $0
         share (note 8(a))
         ==========================================================================================


8.       STOCKHOLDERS' EQUITY

         (a)      Common stock

                  During the year ended August 31, 2000,

                  (i) the Company completed several private placements whereby the Company issued:

                           (a) 560,000 shares of common stock at a price of $1.429 per share and in connection with this offering a 12%, $200,000 two year promissory note payable, convertible upon default into common stock at a price of $1.429 per share, with attached 28,000 stock purchase warrants exercisable into common stock at a price of $1.429 for a period of three years from issuance.

                           (b) 285,595 shares of common stock were issued at prices ranging between $1.00 and $1.25 for total proceeds of $292,310.

                           (c) 600,000 shares of common stock of which 150,000 shares include one share purchase warrant exercisable within three years at a price of $1.00 per share. These shares were issued at prices ranging from $0.33 to $0.50 per share for total proceeds of $250,000.

                  (ii) the Company issued 595,000 shares to directors, officers, employees and consultants of the Company. It was determined at the time of issuance that the market value of those shares was $1.43 per share. Consequently, an amount of $850,850 was recorded as wages and salaries for these shares.

RETURN ASSURED INCORPORATED
(Formerly A Sure eCommerce, Inc.)
(A Development Stage Company)
Notes to Financial Statements
Period From June 10, 1999 (Inception) to August 31, 1999 and Year Ended August 31, 2000
(U.S. Dollars)


8.       STOCKHOLDERS' EQUITY (Continued)

                  (iii) the Company agreed with its founders to reduce the number of shares to be issued as founder's shares to 1,200,000 shares at par value. No additional compensation expense was recorded in the books since par value was considered market value at incorporation.

                  (iv) the Company issued 740,000 shares as offering cost of the merger with Hertz, at $1.43 per share. Of these;

                           (a) 340,000 shares issued for going public with 340,000 warrants attached (note 8(b)). These warrants were given a fair value of $233,726 and these amounts along with the shares were recorded as deferred offering cost.

                           (b) 200,000 shares issued for completion of the $800,000 financing in note 8(a)(i)(a) above with warrants attached to acquire 333,333 shares (note 8(b)).

                           (c) 200,000 shares issued for Bridge financing with warrants attached to acquire 100,000 shares (note 8 (b)).

                           Of the above (a) and (c) represent costs to issue preferred shares which were issued subsequent to year end, consequently these shares along with the fair value of the warrants have been recorded as deferred offering costs in the balance sheet. Additionally $123,435 of legal fees relating to the merger are included in deferred offering costs.

                  (v) the Company issued 300,000 shares as payment for the $35,426 subscriptions received.

                  (vi) the Company issued 415,000 shares of common stock with 300,000 warrants attached. These shares were issued as consideration for financing fees the Company incurred but the financing was never completed.

         (b)      Warrants

         =====================================================================================
                                                                           Number     Exercise
         Expiry Date                                                      of Shares    Price
         -------------------------------------------------------------------------------------
         Closing of merger (note 14(a)) (100,000 exercised subsequent to   110,000       $2.00
         August 31, 2000)

         June 7, 2003                                                      600,000       $1.00

         June 7, 2003                                                      100,000       $1.00

         June 7, 2003                                                      333,333       $3.00

         June 20, 2003                                                      28,000       $1.429

         June 7, 2005                                                      340,000       $1.00
         =====================================================================================

RETURN ASSURED INCORPORATED
(Formerly A Sure eCommerce, Inc.)
(A Development Stage Company)
Notes to Financial Statements
Period From June 10, 1999 (Inception) to August 31, 1999 and Year Ended August 31, 2000
(U.S. Dollars)

================================================================================

9.       RELATED PARTY TRANSACTIONS

         (a) Consulting fees includes $102,471 (1999 - Nil) paid to directors, officers and a company owned by one of the directors of the Company.

         (b)      Accounts payable at August 31, 2000 includes $68,591 (1999 -
                  Nil) due to directors, officers and a company owned by one of the directors of the Company.

         (c) The Company paid $96,511 (1999 - Nil) for wages to directors and officers and $557,700 (1999 - $Nil) by issuance of 390,000 (1999 - Nil) shares to directors and officers (note 8(a)).

10.      INCOME TAXES

         ================================================================================
                                                                   2000           1999
         --------------------------------------------------------------------------------
         Deferred income tax assets
           Net operating loss and credit carryforwards          $ 830,000      $  21,000
         --------------------------------------------------------------------------------

         Gross deferred tax assets                                830,000         21,000
         Valuation allowance                                     (830,000)       (21,000)
         --------------------------------------------------------------------------------

                                                                      $ 0            $ 0
         ================================================================================

         As at August 31, 2000 the Company's net operating loss carryforwards for income tax purposes were approximately $2,800,000. If not utilized, they will start to expire in 2019.

11.      COMMITMENT

         The Company occupies leased office premises in Vancouver, Canada under the terms of a lease expiring April 30, 2003, requiring annual rental payments of U.S. $36,135, totalling U.S. $96,360.

12.      CONTINGENCIES

         During the year a former president and director of the Company commenced an action against the Company and other parties, claiming an interest in certain founders' shares to be issued by the Company as well as damages arising from his termination. It is the opinion of management of the Company that these claims have no merit. There is no assurance that the outcome will be favourable to the Company. As the outcome cannot be determined at this time, any adjustment, if required, will be recorded by the Company when settlement occurs. Two of the directors of the Company have agreed to escrow 780,000 of the merged company common stock to secure any success in this claim. These two directors have also agreed to indemnify the Company if the claim is successful.

RETURN ASSURED INCORPORATED
(Formerly A Sure eCommerce, Inc.)
(A Development Stage Company)
Notes to Financial Statements
Period From June 10, 1999 (Inception) to August 31, 1999 and Year Ended August 31, 2000
(U.S. Dollars)


13.      COMPREHENSIVE LOSS

         ================================================================================
                                                              Period From    Period From
                                                             June 10, 1999  June 10, 1999
                                                              (Inception)    (Inception)
                                               Year Ended       Through        Through
                                                August 31,     August 31,     August 31,
                                                   2000           1999           2000
         --------------------------------------------------------------------------------
         Net loss                              $(2,384,741)   $   (61,713)   $(2,446,454)
         Other comprehensive income (loss)             536            (33)           503
         --------------------------------------------------------------------------------
         Comprehensive loss                    $(2,384,205)   $   (61,746)   $(2,445,951)
         ================================================================================

14.      SUBSEQUENT EVENTS

         (a)      Merger

                  The Company has announced a reverse triangular merger ("the merger") with a NASD listed company, Hertz Technology Group Inc. ("Hertz") in which the Company will become a wholly-owned subsidiary of Hertz. As a result of the merger the current shareholders of Hertz will own approximately 33% of the common stock of the merged company and the current shareholders of the Company will own approximately 67% of the common stock of the merged company.

                  Subsequent to the merger, the merged company, Hertz, will change its name to Return Assured, Inc. ("Return").

                  The merger was completed October 13, 2000.

         (b)      Preferred stock

                  The merged Company has entered into an agreement to issue 5,000 shares of series A convertible preferred stock and stock purchase warrants to purchase up to 404,041 common shares of the merged company for total proceeds of $5,000,000 which cleared on October 13, 2000.

                  (i) The preferred shares are entitled to cumulative dividends at a rate of 1% per annum and are payable in cash or by issuing Series A preferred shares. These shares are convertible into common stock at the lesser of:

                           (a)      $3.00; and

                           (b) 100% of the average of the 3 lowest per share market value prices during the 45 day period immediately preceding the conversion date.

                  (ii) The stock purchase warrants are exercisable for three years at a price of $3.00 per share.

RETURN ASSURED INCORPORATED
(Formerly A Sure eCommerce, Inc.)
(A Development Stage Company)
Notes to Financial Statements
Period From June 10, 1999 (Inception) to August 31, 1999 and Year Ended August 31, 2000
(U.S. Dollars)

================================================================================

14.      SUBSEQUENT EVENTS (Continued)

         (c)      Stock options

                  Subsequent to August 31, 2000 the Company reserved for grant 1,200,000 stock options to various officers, directors and employees of the Company exercisable at a price of $1.43 per share.

                         PRO FORMA FINANCIAL INFORMATION

              UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited consolidated pro forma financial statements give effect to the merger of Hertz Technology Group, Inc. ("Hertz") and Return Assured Incorporated "Return Assured". This merger, a purchase transaction, has been accounted for as a reverse acquisition with Return Assured as the accounting acquiror. In addition, the consolidated pro forma financial statements also give effect to the sale of $5 million of newly created Series A Preferred Stock immediately following the merger. The unaudited pro forma consolidated balance sheet presents the financial position of Hertz and Return Assured as of August 31, 2000 assuming the merger and sale of Preferred Stock had occurred on that date. Such pro forma information is based upon the historical balance sheet data of Hertz and Return Assured as of that date. The unaudited pro forma consolidated statements of operations give effect to the merger of Hertz and Return Assured by combining the results of operations of Hertz for the years ended August 31, 1999 and 2000 with the results of Return Assured from inception (June 10, 1999) through August 31, 1999 and for the year ended August 31, 2000, respectively, as if the merger and the Preferred Stock transaction had occurred on September 1, 1998. Return Assured is a development stage company.

The unaudited pro forma consolidated financial statements are based on the estimates and assumptions set forth in the notes to these financial statements, which have been made solely for purposes of developing this pro forma information. The unaudited pro forma consolidated financial statements are not necessarily an indication of the results that would have been achieved had such transactions been consummated as of the dates indicated or that may be achieved in the future.

These unaudited pro forma consolidated financial statements should be read in conjunction with the historical financial statements and related notes of Hertz and Return Assured.

                           Return Assured Incorporated
                      Pro Forma Consolidated Balance Sheet
                                 August 31, 2000
                                   (Unaudited)
                                 (in thousands)

                                                                     Historical
                                                             -------------------------
                                                                               Return        Pro Forma
                                                               Hertz           Assured       Adjustments              Pro Forma
                                                             ------------------------------------------------------------------
Current Assets:
Cash                                                         $    147          $   132         $  4,975      3         $  4,819
                                                                                                   (435)     2
Marketable securities                                             657                                                       657
Accounts receivable                                               766               38                                      804
Inventories                                                       477                                                       477
Prepaid expenses and other current assets                         102              271                                      373
-------------------------------------------------------------------------------------------------------------------------------
  Total current assets                                          2,149              441            4,540                   7,130
-------------------------------------------------------------------------------------------------------------------------------
Property and Equipment, net                                     1,305               97                                    1,402
Goodwill                                                          120                            10,437      1           10,437
                                                                                                   (120)     1
Deferred Offering Costs                                                          1,129             (843)     1                -
                                                                                                   (286)     3
Other Assets                                                       77                                                        77
-------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                  $ 3,651          $ 1,667         $ 13,728                $ 19,046
===============================================================================================================================

Current Liabilities:
Accounts payable                                              $   292          $   346                                 $    638
Accrued expenses and other current liabilities                    152                                67      1              219
Current portion of capital lease obligations                       59                                                        59
Current portion of notes payable                                    3                               290      2              293
-------------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                       506              346              357                   1,209
===============================================================================================================================

Capital Lease Obligations, net of current portion                 182                                                       182
Notes Payable                                                      16              200                                      216
-------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                 704              546              357                   1,607
-------------------------------------------------------------------------------------------------------------------------------

Shareholders Equity:
Preferred Stock                                                                                   5,000      3            5,000
Common Stock                                                        3            3,443                                   15,741
Additional paid-in-capital                                      6,033                            12,354      1
                                                                                                 (6,033)     1
                                                                                                     (3)     1
                                                                                                   (725)     2
                                                                                                    669      3
Less: treasury stock                                             (286)                              286      1                -
Accumulated other comprehensive income                                               1                                        1
Accumulated deficit                                            (2,803)          (2,323)           2,803      1           (3,303)
                                                                                                   (980)     3
-------------------------------------------------------------------------------------------------------------------------------
Shareholders Equity                                             2,947            1,121           13,371                  17,439
-------------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders Equity                     $ 3,651          $ 1,667         $ 13,728                $ 19,046
===============================================================================================================================

Return Assured Incorporated
Notes to Unaudited Pro Forma Consolidated Balance Sheet
August 31, 2000


The pro forma consolidated balance sheet of Return Assured gives effect to the issuance of Hertz common stock and warrants to purchase common stock in exchange for all the outstanding common stock and warrants to purchase common stock of Return Assured as if it had occurred on August 31, 2000. For accounting purposes, this transaction is being accounted for as a purchase with Return Assured being the acquiror. Further, Hertz and Return Assured have entered into other agreements that will take place concurrently with the closing of this merger. Following is a summary of the pro forma adjustments to reflect the foregoing:

1. Adjustment to reflect (a) the issuance of 4,895,685 shares of common stock at $2 per share, (b) the issuance of 1,401,333 warrants, recorded at fair value using the Black Scholes method and (c) costs of the merger amounting to approximately $190,000 in cash and $720,000 for the fair market value of shares of common stock and warrants issued by Return Assured prior to the merger. The excess of the value of the shares and warrants issued and the costs of the transaction over the net assets of Hertz has been recorded as goodwill.

2. Adjustment to record the purchase of 115,385 shares of common stock from Eli E. Hertz and I. Marilyn Hertz for $435,000 in cash and the issuance of a $290,000 note payable, due April 17, 2001.

3. Adjustment to record (a) sale of $5,000,000 of newly created Series A Preferred Stock to GEM Global Yield Fund ("GEM"), (b) $25,000 of cash paid for related professional fees associated with the Preferred Stock transaction and (c) the fair value under the Black Scholes method of 404,041 warrants issued to GEM in connection with the Preferred Stock transaction.

                          Return Assured Incorporated
                 Pro Forma Consolidated Statement of Operations
                       For the Year ended August 31, 2000
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                  Historical
                                                           -------------------------
                                                                           Return           Pro Forma
                                                             Hertz         Assured         Adjustments             Pro Forma
                                                           -----------------------------------------------------------------
Net Sales                                                  $  6,319                                                $  6,319
Cost of Sales                                                 3,848                                                   3,848
                                                           ----------------------------------------------          ---------
Gross Profit                                                  2,471               -                -                  2,471

Selling, general and administrative expenses                  4,149        $  2,261              125      (1)         7,634
                                                                                                 578      (2)
                                                                                                 521      (4)
Loss on Disposal                                                605                                                     605
                                                           ----------------------------------------------          ---------
Operating loss                                               (2,283)         (2,261)          (1,224)                (5,768)

Other Income (Expense):
Other                                                            44                                                      44
Interest, net                                                    37                              (29)     (5)             8
                                                           ----------------------------------------------          ---------
Loss before provision for income taxes                       (2,202)         (2,261)          (1,253)                (5,716)

Provision for income taxes                                      136                                                     136
                                                           ----------------------------------------------          ---------
Net Loss                                                     (2,338)         (2,261)          (1,253)                (5,852)

Preferred stock dividends                                                                         50      (3)            50
                                                           ----------------------------------------------          ---------
Amount available to common shareholders                    $ (2,338)       $ (2,261)        $ (1,303)              $ (5,902)
                                                           ==============================================          =========
Loss per common share -  basic and diluted   (6)           $  (1.08)       $  (1.96)                               $  (0.85)
                                                           =========================                               =========
Weighted-average number of common shares
 outstanding -  basic and diluted  (6)                        2,159           1,156                                   6,939
                                                           =========================                               =========

Return Assured Incorporated
Notes to Unaudited Pro Forma Consolidated Statement of Operations
For the Year Ended August 31, 2000

1. Adjustment to record the consulting agreement with Eli Hertz amounting to $125,000 for the year. No adjustment has been made for the base salaries of the employment agreements with Eli Hertz, I. Marilyn Hertz and Barry Goldsammler as the employment agreements are not significantly different than the actual salaries earned by these individuals during the year.

2. Adjustment to record the bonus due to Eli Hertz under his employment agreement amounting to 25% of the gross profit of Hergo.

3.   Adjustment to record 1% dividend on $5,000,000 of Series A Preferred
     Stock to GEM Global Yield Fund and which records the immediate accretion of both the $25,000 of costs associated with the Preferred Stock transaction and the fair value of the issuance of 500,000 warrants in connection with the Preferred Stock transaction.

4. Adjustment to record the amortization of approximately $7,815,000 of goodwill over a period of 15 years.

5. Adjustment to record the interest expense at a rate of 10% on the $290,000 note payable to Eli & Marilyn Hertz.

6. Pro forma net income per share is computed by dividing the pro forma net income by Hertz's weighted average number of shares after giving effect to the issuance of 4,895,685 shares of common stock at $2 per share and the purchase of 115,385 shares of common stock from Eli and Marilyn Hertz in conjunction with the merger for $435,000 cash and a $290,000 note payable. Incremental shares from the effect of options, warrants and convertible preferred stock have not been included in the weighted average shares calculation on a diluted basis as the effect would have been antidilutive.

                           Return Assured Incorporated
                        Pro Forma Statement of Operations
                       For the year ended August 31, 1999
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                          Historical
                                                                 --------------------------
                                                                                  Return        Pro Forma
                                                                   Hertz          Assured       Adjustments             Pro Forma
                                                                 ----------------------------------------------------------------
Net Sales                                                        $   6,882                                              $   6,882
Cost of Sales                                                        3,543                                                  3,543
Gross Profit                                                         3,339                            --                    3,339

Selling, general and administrative expenses                         4,002       $      62             125     (1)          5,458
                                                                                                       748     (2)
                                                                                                       521     (4)
                                                                 ----------------------------------------------------------------
Operating loss                                                        (663)            (62)         (1,394)                (2,119)

Other Income (Expense):
Other                                                                   (7)                                                    (7)
Interest, net                                                           85                              29     (5)            114
                                                                 ----------------------------------------------------------------
Loss before provision (benefit) for income taxes                      (585)            (62)         (1,365)                (2,012)

Provision (benefit) for income taxes                                   110                                                    110
                                                                 ----------------------------------------------------------------
Net Loss                                                              (695)            (62)         (1,365)             $  (2,122)

Preferred stock dividends                                                                               50     (3)             50
                                                                 ------------------------------------------             ---------
Amount available to common shareholders                          $    (695)      $     (62)       $ (1,415)             $  (2,172)
                                                                 ==========================================             =========
Loss per common share - basic and diluted   (6)                  $   (0.33)      $ (688.89)                             $   (0.31)
                                                                 ==========================                             =========
Weighted-average number of common shares
 outstanding - basic and diluted  (6)                                2,133            0.09                                  6,913
                                                                 ==========================                             =========

Return Assured Incorporated
Notes to Unaudited Pro Forma Consolidated Statement of Operations
For the Year Ended August 31, 1999



1. Adjustment to record the consulting agreement with Eli Hertz amounting to $125,000 for the year. No adjustment has been made for the base salaries of the employment agreements with Eli Hertz, I. Marilyn Hertz and Barry Goldsammler as the employment agreements are not significantly different than the actual salaries earned by these individuals during the year.

2. Adjustment to record the bonus due to Eli Hertz under his employment agreement amounting to 25% of the gross profit of Hergo.

3. Adjustment to record 1% dividend on $5,000,000 of Series A Preferred Stock to GEM Global Yield Fund ("GEM")

4. Adjustment to record the amortization of approximately $7,815,000 of goodwill over a period of 15 years.

5. Adjustment to record the interest expense at a rate of 10% on the $290,000 note payable to Eli & Marilyn Hertz.

6. Pro forma net income per share is computed by dividing the pro forma net income by Hertz's weighted average number of shares after giving effect to the issuance of 4,895,685 shares of common stock at $2 per share and the purchase of 115,385 shares of common stock from Eli and Marilyn Hertz in conjunction with the merger for $435,000 cash and a $290,000 note payable. Incremental shares from the effect of options, warrants and convertible preferred stock have not been included in the weighted average shares calculation on a diluted basis as the effect would have been antidilutive.

7. Note: In connection with the Preferred Stock transaction discussed in footnote (3) above, Return Assured (a) paid $25,000 in cash for related professional fees and (b) issued 404,041 of warrants to GEM with a fair value under the Black Scholes method of approximately $669,000. The accretion of these costs will reduce the amount available to common shareholders of the merged companies. This accretion is deemed to be nonrecurring and therefore has not been considered in the accompanying pro forma consolidated statement of operations.

Exhibit Index:

Exhibit
Number            Title of Document
--------------------------------------------------------------------------------

3.1     Certificate of Incorporation (1)

3.2     Certificate of Amendment of Certificate of Incorporation (2)

3.3     By-Laws (1)

3.4     Certificate of Designations of Series A of Preferred Stock (2)

4.1     Specimen Stock Certificate *

4.2     Form of Redeemable Warrant (1)

4.3     Warrant Agreement (1)

10.1    1996 Stock Option Plan (3)

10.2 Employment Agreement between Hergo Ergonomic Support Systems, Inc. and Eli E. Hertz (2)

10.3    Employment Agreement between Hergo Ergonomic Support Systems, Inc. and
        I. Marilyn Hertz (2)

10.4 Employment Agreement between Return Assured Incorporated and Barry Goldsammler (2)

10.5    Consulting Agreement between Return Assured Incorporated and Eli Hertz
        (2)

10.6 Series A Preferred Stock Purchase Agreement between Return Assured Incorporate and GEM Global Yield Fund Limited date July 13, 2000 (2)

10.7 Statement of Work for Time Based Projects between IBM and Return Assured Incorporated*

10.8 Office Lease between P. Sun's Enterprises (Vancouver) Ltd. and A Sure eCommerce, Inc. dated May 1, 2000*

10.9 Agreement of Lease between The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Hertz Computer Corporation for 75 Varick Street (1)

10.10   [Omitted]

10.11 Agreement between Symposium Corporation Inc. and Return Assured Incorporated*

10.12   Portal Agreement between eBrick Inc and Return Assured Incorporated*

10.13   Form of Lloyd's of London Inc (Hiscox) Cyber Insurance Policy*

10.14   Portal Agreement between Liquor.com, Inc. and Return Assured
        Incorporated*

10.15   Form of Merchant Agreement*

21      Subsidiaries of the Registrant*

23.1    Consent of Goldstein Golub Kessler LLP*

23.2    Consent of Pannell Kerr Forster P.C.*

27.1    Financial Data Schedule*

-----------
*     Filed herewith

(1) Incorporated by reference to Form SB-2, as amended, filed with the Securities and Exchange Commission (SEC File No. 333-9783).

(2) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 20, 2000.

(3) Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on April 18, 2000.