Form 10QSB
period 2000-11-30
RETURN ASSURED INC
filed 2001-01-19
CIK 1020726

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 2000

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-21679

                           RETURN ASSURED INCORPORATED
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-3896069
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


1901 Avenue of the Stars Suite 1710
Los Angeles, California
                                                                           90067
(Address of principal executive offices)                              (Zip Code)


                                  887-807-4664
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No | |

         As of January 18, 2001, there were 9,163,265 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                           RETURN ASSURED INCORPORATED
                NOVEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                        Page Number

                  Special Note Regarding Forward Looking Information .............................................2

                                             PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements ...........................................................................3
Item 2.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.......................................................................12
Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................................13

                                             PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................13
Item 2.           Changes in Securities and Use of Proceeds......................................................14
Item 3.           Defaults Upon Senior Securities................................................................14
Item 4.           Submission of Matters to a Vote of Security Holders............................................14
Item 5.           Other Information..............................................................................14
Item 6.           Exhibits and Reports on Form 8-K...............................................................14



         References in this report to "we", "us", "our" and similar terms means Return Assured Incorporated, a Delaware corporation, formerly Hertz Technology Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended November 30, 2000 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Independent Accountant's Report.................................................................4
         Consolidated Balance Sheet as of November 30, 2000 and August 31, 2000..........................5
         Consolidated Statements of Operations
            for the three months ended November 30, 2000 and 1999 .......................................6
         Consolidated Statement of Shareholders' Equity..................................................7
         Consolidated Statements of Cash Flows
            for the three months ended November 30, 2000 and 1999 .......................................8
         Notes to Consolidated Financial Statements...................................................9-11

INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors and Shareholders of Return Assured Incorporated


We have reviewed the accompanying consolidated balance sheet of Return Assured Incorporated and Subsidiaries as of November 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.





GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 8, 2001

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(formerly A Sure eCommerce, Inc.)



                           CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    November 30,          August 31,
                                                                                        2000                 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)

ASSETS

Current:
  Cash                                                                                $   337,493          $   132,107
  Cash in Escrow                                                                        3,750,000
  Accounts receivable (net of allowance for doubtful accounts
   of $54,525 as of November 30, 2000)                                                    980,793               37,759
  Inventory (Note 2)                                                                      472,686
  Prepaid expenses                                                                        547,933              270,599
------------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                              6,088,905              440,465

Goodwill (net of accumulated amortization of $89,023)                                  10,593,792

Property and Equipment (net of accumulated depreciation of
 $880,966 and $16,817, respectively)                                                    1,104,922               97,036

Deferred Offering Cost                                                                                       1,129,361
------------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                    $17,787,619          $ 1,666,862
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                                            $   867,498          $   346,166
  Current portion of capital lease obligations                                             64,403
------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                           931,901              346,166

Capital Lease Obligation, net of current portion                                          180,939

Notes Payable                                                                             290,000              200,000
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                 1,402,840              546,166
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
  Preferred stock                                                                       4,950,000
  Common stock - $0.001 par value; authorized
   100,000,000 shares, issued and outstanding
   7,183,604 and 4,695,685, respectively                                                    7,184                4,696
  Additional paid-in capital                                                           16,184,060            3,438,516
  Accumulated other comprehensive income                                                      503                  503
  Accumulated deficit                                                                  (4,756,968)          (2,323,019)
------------------------------------------------------------------------------------------------------------------------------------
      Total Shareholders' Equity                                                       16,384,779            1,120,696
------------------------------------------------------------------------------------------------------------------------------------

      Total Liabilities and Shareholders' Equity                                      $17,787,619          $ 1,666,862
====================================================================================================================================

                                  See Notes to Consolidated Financial Statements

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(formerly A Sure eCommerce, Inc.)

                      CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    Three months ended November 30,
                                                                                    2000                      1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (unaudited)

Sales                                                                            $    778,299

Cost of sales                                                                         458,803
------------------------------------------------------------------------------------------------------------------------------------
Margin                                                                                319,496
------------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses:
  Wages and salaries                                                                  559,462                 $ 35,103
  Professional fees                                                                   100,922                   10,133
  Development costs
  Insurance                                                                            18,483
  Financing fees                                                                      506,000
  Travel and promotion                                                                 73,047
  Consulting fees                                                                     187,217
  Rent                                                                                 17,529                    4,493
  Office and miscellaneous                                                            302,138                   11,363
  Internet service and web design                                                      40,251                    2,943
  Telephone                                                                            25,422                      774
  Loan receivable write-off
  Interest and finance charges                                                         16,630                   (1,128)
  Depreciation and amortization                                                       236,994                    2,905
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                           (1,764,599)                 (66,586)

Value of warrants issued in connection with preferred
 stock                                                                               (669,350)
------------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common shareholders                                      $(2,433,949)                $(66,586)
====================================================================================================================================

Net loss per share - basic and diluted                                            $     (0.41)                      N/A
====================================================================================================================================

Weighted average number of shares                                                   5,927,638                       90
====================================================================================================================================


                                  See Notes to Consolidated Financial Statements

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(formerly A Sure eCommerce, Inc.)


                  CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

-----------------------------------------------------------------------------------------------------------------------------------

                                                                       Common Shares
                                                                  and Paid in Capital in           Additional
                                                  Preferred     Excess of $0.001 Par Value           Paid-in       Accumulated
                                                    Stock         Number                             Capital         Deficit
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock:
  For cash:
    Initial shares                                                      90              $   1
Subscriptions received
Exchange loss
Net loss                                                                                                           $   (61,713)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1999                                              90                  1                          (61,713)
Common Stock:
  Private placement                                              1,445,685              1,446     $  1,054,864
  Shares issued for offering costs:
    For proposed offering                                          340,000                340          485,860
    For private placement                                          200,000                200          285,800
    For private placement                                          200,000                200          285,800
  Value of warrants issued in connection
   with proposed offering                                                                              233,726
  Shares issued to founders' and other
   employees and consultants and
   recapitalization                                              2,095,000              2,095          885,381
  Cancellation of original shares                                      (90)                (1)
  Financing fees                                                   415,000                415          207,085
  Exchange gain
  Net loss                                                                                                          (2,261,306)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2000                                       4,695,685              4,696        3,438,516      (2,323,019)
  Preference shares issued for cash              $5,000,000
  Exercise warrants for cash                                       100,000                100          199,900
  Issuance of warrants for financing fee                           100,000                100          199,900
  Issued as consequence of merger                                2,353,304              2,353       12,351,329
  Repurchase of common stock                                      (115,385)              (115)        (724,885)
  Issued on conversion of preferred stock           (50,000)        50,000                 50           49,950
  Value of warrants attached to preferred stock                                                        669,350        (669,350)
  Net loss                                                                                                          (1,764,599)
-----------------------------------------------------------------------------------------------------------------------------------
Balance November 30, 2000                        $4,950,000      7,183,604             $7,184      $16,184,060     $(4,756,968)
===================================================================================================================================

----------------------------------------------------------------------------------------------

                                                                                    Total
                                                Comprehensive                   Shareholders'
                                                   Income       Subscriptions      Equity
                                                   (Loss)         Received      (Deficiency)
----------------------------------------------------------------------------------------------

Issuance of common stock:
  For cash:
    Initial shares                                                                $         1
Subscriptions received                                            $ 35,426             35,426
Exchange loss                                        $(33)                                (33)
Net loss                                                                              (61,713)
----------------------------------------------------------------------------------------------
Balance at August 31, 1999                            (33)          35,426            (26,319)
Common Stock:
  Private placement                                                                 1,056,310
  Shares issued for offering costs:
    For proposed offering                                                             486,200
    For private placement                                                             286,000
    For private placement                                                             286,000
  Value of warrants issued in connection
   with proposed offering                                                             233,726
  Shares issued to founders' and other
   employees and consultants and
   recapitalization                                                (35,426)           852,050
  Cancellation of original shares                                                          (1)
  Financing fees                                                                      207,500
  Exchange gain                                       536                                 536
  Net loss                                                                         (2,261,306)
----------------------------------------------------------------------------------------------
Balance at August 31, 2000                            503                           1,120,696
  Preference shares issued for cash                                                 5,000,000
  Exercise warrants for cash                                                          200,000
  Issuance of warrants for financing fee                                              200,000
  Issued as consequence of merger                                                  12,353,682
  Repurchase of common stock                                                         (725,000)
  Issued on conversion of preferred stock
  Value of warrants attached to preferred stock
  Net loss                                                                         (1,764,599)
----------------------------------------------------------------------------------------------
Balance November 30, 2000                            $503      $   - 0 -          $16,384,779
==============================================================================================

                                  See Notes to Consolidated Financial Statements

                                                     RETURN ASSURED INCORPORATED
                                               (formerly A Sure eCommerce, Inc.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                   Three months ended November 30,
                                                                                    2000                      1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (unaudited)

Operating activities:
  Net loss                                                                       $(1,764,599)               $  (66,586)
  Items not involving cash:
    Depreciation and amortization                                                    270,094                     2,905
    Services rendered in exchange for shares and
     subscriptions                                                                   486,000
    Loss on abandonment of assets                                                     82,429
  Changes in operating assets and liabilities:
    Accounts receivable                                                             (247,309)                  (23,388)
    Inventory                                                                        (38,591)
    Prepaid expenses                                                                  40,989                    (9,605)
    Accounts payable and accrued liabilities                                         381,189                      (502)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used by) operating activities                                             (789,798)                 (116,793)
------------------------------------------------------------------------------------------------------------------------------------

Investing activities:
  Acquisition of property and equipment                                              (16,652)                  (69,894)
  Net cash received on merger                                                        249,492
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                232,840                   (69,894)
------------------------------------------------------------------------------------------------------------------------------------

Financing activities:
  Capital lease payments                                                             (52,656)                  198,427
  Deferred offering costs
  Payment of notes payable                                                          (200,000)
  Issuance of common stock (cash)                                                    200,000
  Repurchase of common stock                                                        (435,000)
  Issuance of preferred stock                                                      5,000,000
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          4,512,344                  198,427
------------------------------------------------------------------------------------------------------------------------------------

Inflow of cash                                                                     3,955,386                    11,740

Cash, beginning of period                                                            132,107                     2,674
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                              $ 4,087,493                $   14,414
====================================================================================================================================

Supplemental Disclosure of Non-Cash Items
   Issue of common stock:
    For services
====================================================================================================================================
    For financing fees
====================================================================================================================================


                                  See Notes to Consolidated Financial Statements

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(Formerly A Sure eCommerce, Inc.)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

         The accompanying consolidated financial statements are unaudited and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Operating results for the three month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended August 31, 2001. For further information refer to the annual financial statements of Return Assured Incorporated and Hertz Technology Group Inc. included in the 10-KSB report previously filed.

         Return Assured Incorporated (the "Company") was incorporated under the laws of the State of Nevada on June 10, 1999. The Company was deemed to be in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board Through the period ended August 31, 2000. The Company intends to provide a service that will guarantee customers who order products through the web sites of merchant members will get the product and that the merchant member will honour its stated return policies.

         On October 13, 2000 the Company, through a reverse triangular merger, became the accounting parent company and the legal subsidiary of Hertz Technology Group Inc. ("Hertz") Hertz subsequently was renamed Return Assured Incorporated , a Delaware corporation. As a result the former subsidiaries of Hertz have become wholly owned subsidiaries. The Consolidated Financial Statements now include the following Companies, Return Assured Incorporated (Delaware), Return Assured Incorporated (Nevada), Hertz Computer Corporation, Hergo Ergonomic Support Systems Inc., Remote IT.com, Inc. and Edutec Computer Education Institute, Inc. The merger has been accounted for as a purchase with resulting goodwill amounting to $10,594,000 The consolidated Statements of Operations include the operations of Hertz and it's subsidiaries since the date of the merger.

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(Formerly A Sure eCommerce, Inc.)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The following pro forma information assumes the acquisition had occurred at the beginning of the periods presented:

                                                                     Three Months Ended
                                                             November 30,            November 30,
                                                                2000                      1999
                                                                -----                     ----

        Sales                                                 $1,390,707                $1,579,448

        Net Loss                                              (2,783,375)                 (535,848)

        Loss per share - basic and diluted
                                                              $     0.40                $     0.25

        Weighted average number of shares
        outstanding                                            6,914,373                 2,129,173


         The operations have ceased in Hertz Computer Corporation during the previous fiscal year and in Edutec subsequent to the end of the current quarter.

2.       INVENTORY

         As at November 30, 2000 inventory consists of:

                     Raw materials                                      $ 55,787
                     Work in progress                                    154,975
                     Finished goods                                      261,924
                                                             -------------------
                                                                        $472,686
                                                             ===================

3.       SEGMENT INFORMATION
         .

                                Financial                        Technology
                                Services          Hergo            Group           Corporate        Consolidated

        Assets                    $ 496,826      $2,600,015         $ 361,244      $14,329,534          $17,787,619

        Sales
        (unaffiliated)                              778,299                                                 778,299

        Loss Before Tax            (955,166)        (53,032)         (245,992)      (1,179,759)          (2,433,949)

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(Formerly A Sure eCommerce, Inc.)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.       CAPITAL TRANSACTIONS

         The Company completed a financing of Series A Convertible Preferred Stock at the same time as the merger. The preferred shares carry a dividend of 1% and are convertible at the lesser of the average three lowest Per Share Market Value Prices for the previous 45 day period preceding the conversion date or $3.00. Per Share Market Price is defined as the closing bid prices of the company's common shares.

         The Company has placed in Escrow 8,267,195 common shares to facilitate conversion of the preference shares as at November 30, 2000 the holder of the preferred shares had converted $50,000 of preference shares into 50,000 common shares. This transaction occurred effective November 28, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report, which are not statements of historical fact, are forward-looking statements. See "Special Note Regarding Forward-Looking Information" on Page 3.


General
The Merger

We recently closed the business combination of our Return Assured business and Hertz Technology Group business. On October 13, 2000 Asure Acquisition Corp., a wholly-owned subsidiary of Hertz Technology Group, Inc., a Delaware Corporation, was merged into Return Assured Incorporated, a Nevada Corporation. At the same Hertz Technology Group changed its name to Return Assured Incorporated.

As a result of this merger Return Assured Incorporated (Nevada) became the predecessor for accounting purposes. The Consolidated Financial Statements now include the following companies, Return Assured Incorporated (Delaware), Hergo Ergonomic Support Systems Inc., Return Assured Incorporated (Nevada), Hertz Computer Corporation, Remote IT.com, Inc. and Edutec Computer Education Institute, Inc.

Subsequent to the merger we operate in three areas, our financial services area comprising the Return Assured Business of its "Web Seal of Approval" and related services, the Hergo Group which is comprised of Hergo Ergonomic Support Systems Inc. and the Technology Group comprised of Remote IT Inc. and Hertz Computer Corporation and Edutec Computer Education Institute Inc. Hertz Computer Corporation ceased manufacturing in the later part of Fiscal (August 31, 2000) 2000 and Edutec ceased active operations in December with the surrender of the Varick Street Lease.

The financial statements only include the Hertz operations from October 13, 2000, the date of the merger, to November 30, 2000.

Plan of Operations

At the completion of the merger we also completed a financing in the amount of $5,000,000 through the issuance of 5,000 convertible preferred shares. As a result of the financing we expects that we will have sufficient cash resources to fund all of our proposed operations for the next 12 months.

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

Most of our expenses through November 30, 2000 have been:

         o    $ 1,662,433 wages and salaries;
         o    $   685,022  in professional and consulting fees; and
         o    $   717,919 financing fees.

Of the approximately $ 4.7 million in aggregate net losses since inception, these wages and fees are approximately $2.3 million. Of this $2.3 million, approximately $1.5 million is attributed to wages and fees paid in our common stock.

Liquidity And Capital Resources

o In October 2000, we raised $5,000,000 from the sale of our Series A convertible preferred stock. After giving effect to the merger, the sale of our Series A preferred stock and the redemption of Eli Hertz' common stock, we had, as of November 30, 2000, approximately:

o        $ 4,087,493 in cash; and
o        $ 5,517,004 in working capital.

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

Our current expenditures amount to $150,000 to $200,000 per month in the financial services division without considering major purchases or significant expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 2000, we entered into a Program Promotion Agreement with Plasma Net Inc., the provider of FreeLotto.com. a free online sweepstakes. Under the Agreement, PlasmaNet and Return Assured will create promotional programs enhanced by FreeLotto's relationship with its approximate 12,000,000 registered users. Under the programs, FreeLotto members that opt in , will have their contact information forwarded to us in real time for the purpose of new membership / database relationship management.

In exchange for the above-mentioned membership generation, we will at the end of each calendar week, issue $6.00 worth of our common stock to PlasmaNet for each new member referred by us for that week. We have delivered into escrow 1,400,000 shares of common stock. Of the 1,400,000 shares in escrow, 542,066 shares have been delivered to PlasmaNet for the first 200,000 registrations, which shares will be returned to us if the program fails to result in 200,000 registrations.

These securities were sold under the exemptions from registration provided by
Section 4(2) of the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. PlasmaNet, Inc. represented in writing that it acquired the securities for its own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

The holder of our outstanding Series A Preferred Stock converted a portion of such preferred stock. On November 11, 2000, it converted $50,000 worth of the preferred stock for 50,000 shares of common stock. On January 17, 2001, it converted $125,000 worth of the preferred stock for 529,661 shares of common stock. These shares of common stock were delivered from escrow to the holder upon conversion under the exemption from registration provided by Section 4(2) of the Securities Act. Of the $175,000 worth of preferred stock converted by the holder, $13,252 was accrued dividends and the difference reduced the amount of preferred stock by $161,748.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

27       Financial Data Schedule

(b)      Reports on Form 8-K.

         We have filed a Current Report on Form 8-K on January 12, 2001 disclosing the agreement with PlasmaNet Inc.

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     RETURN ASSURED INCORPORATED

Dated: January 18, 2001                     By:  /s/ Matthew Sebal
                                                -------------------------------
                                                     Matthew Sebal
                                                     President and Chief Executive Officer

Dated: January 18, 2001                     By:  /s/ Barry Goldsammler
                                                -------------------------------
                                                     Barry Goldsammler
                                                     Chief Financial Officer

Dated: January 18, 2001                     By:  /s/ Michael Sweatman
                                                -------------------------------
                                                     Michael Sweatman
                                                     Chief Accounting Officer