Form 10QSB
period 2001-02-28
RETURN ASSURED INC
filed 2001-04-23
CIK 1020726

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 2001

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

        Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No | |

        As of April 19, 2001, there were 9,113,265 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                           RETURN ASSURED INCORPORATED
                NOVEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                   Page Number

               Special Note Regarding Forward Looking Information ...........................2

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements .........................................................3
Item 2.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..................................................12-13
Item 3.        Quantitative and Qualitative Disclosures About Market Risk...................14

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings............................................................14
Item 2.        Changes in Securities and Use of Proceeds....................................15
Item 3.        Defaults Upon Senior Securities..............................................15
Item 4.        Submission of Matters to a Vote of Security Holders..........................15
Item 5.        Other Information............................................................15
Item 6.        Exhibits and Reports on Form 8-K..........................................16-17

        References in this report to "we", "us", "our" and similar terms means Return Assured Incorporated, a Delaware corporation, formerly Hertz Technology Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Independent Accountant's Report...............................................4
        Consolidated Balance Sheet as of February 28, 2001 and August 31, 2000........5
        Consolidated Statements of Operations
           for the three and six month periods ended February 28, 2001 and
           February 29, 2000..........................................................6
        Consolidated Statement of Shareholders' Equity................................7
        Consolidated Statements of Cash Flows
           for the six months ended February 28, 2001 and February 29, 2000 ..........8
        Notes to Consolidated Financial Statements.................................9-11

INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors and Shareholders of Return Assured Incorporated


We have reviewed the accompanying consolidated balance sheet of Return Assured Incorporated and Subsidiaries as of February 28, 2001, and the related consolidated statements of operations for the three-month and six-month periods then ended, and the consolidated statements of shareholders' equity, and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 27, 2001

                                                          (Draft April 20, 2001)


                                                     RETURN ASSURED INCORPORATED
                                               (formerly A Sure eCommerce, Inc.)


------------------------------------------------------------------------------------------------------------------------
                                              CONSOLIDATED BALANCE SHEET

                                                                                     February 28,           August 31,
                                                                                         2001                  2000
------------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)

ASSETS

Current:
  Cash                                                                                 $   519,819          $   132,107
  Cash in Escrow                                                                         3,200,000
  Accounts receivable (net of allowance for doubtful accounts
   of $54,525 as of February 28, 2001)                                                   1,004,249               37,759
  Inventory (Note 2)                                                                       401,112
  Prepaid expenses                                                                         444,217              270,599
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     5,569,397              440,465

Goodwill (net of accumulated amortization of $189,526)                                  10,493,289
Property and Equipment (net of accumulated depreciation of
 $273,492 and $16,817, respectively)                                                     1,018,988               97,036
Deferred Offering Cost                                                                                        1,129,361
Other Assets                                                                               175,000
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $17,256,674          $ 1,666,862
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                                             $   961,046          $   346,166
  Current portion of capital lease obligations                                              64,483
  Notes payable                                                                            290,000
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                1,315,529              346,166

Capital Lease Obligation, net of current portion                                           199,550

Notes Payable                                                                                                   200,000
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        1,515,079              546,166

Shareholders' Equity:
  Preferred stock, series A, stated value $1,000,
   authorized 6,000 shares, issued and outstanding
   4,838.252 shares                                                                      4,838,252
  Common stock - $0.001 par value; authorized
   100,000,000 shares, issued and outstanding
   8,512,961 and 4,695,685 shares, respectively                                              8,514                4,696
  Additional paid-in capital                                                            16,783,368            3,438,516
  Accumulated other comprehensive income                                                       503                  503
  Accumulated deficit                                                                   (5,889,042)          (2,323,019)
------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                              15,741,595            1,120,696

------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                             $17,256,674          $ 1,666,862
========================================================================================================================

                See Notes to Consolidated Financial Statements.

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(formerly A Sure eCommerce, Inc.)


-------------------------------------------------------------------------------------------------------------------------------
                                              CONSOLIDATED STATEMENT OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------------
                                                                  Three months       Three months  Six months     Six months
                                                                     ended               ended        ended           ended
                                                                  February 28,       February 29,  February 28,   February 29,
                                                                      2001               2000           2001           2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                   (unaudited)       (unaudited)   (unaudited)     (unaudited)

Sales                                                              $ 1,457,608                     $ 2,235,907

Cost of sales                                                          858,670                       1,317,473
-------------------------------------------------------------------------------------------------------------------------------
Margin                                                                 598,938                         918,434

General and administrative expenses:
  Wages and salaries                                                   809,195        $ 62,515       1,368,657        $ 97,618
  Professional fees                                                    204,323           7,938         305,245          18,071
  Development costs
  Financing Fees                                                                                       506,000
  Insurance                                                             13,125                          31,608
  Travel and promotion                                                  47,015          16,584         120,062          16,584
  Consulting fees                                                       81,715                         268,932
  Rent                                                                  55,990          13,971          73,519          18,464
  Office and miscellaneous                                             253,779           4,195         555,917          15,558
  Internet service and web design                                       17,366           4,495          57,617           7,438
  Telephone                                                              2,370           1,223          27,792           1,997
  Loan receivable write-off                                                             13,230                          13,230
  Interest and finance charges                                         517,284           1,128         533,914
  Depreciation and amortization                                        136,025           2,906         373,019           5,811
-------------------------------------------------------------------------------------------------------------------------------
Net loss from operations                                            (1,539,249)       (128,185)     (3,303,848)       (194,771)

Other Income                                                           425,513                         425,513
-------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                            (1,113,736)       (128,185)     (2,878,335)       (194,771)

Value of warrants issued in connection
  with preferred stock                                                                                (669,350)
Dividends on preferred stock                                           (18,338)                        (18,338)
-------------------------------------------------------------------------------------------------------------------------------

Net loss attributable to common shareholders                       $(1,132,074)      $(128,185)    $(3,566,023)      $(194,771)
===============================================================================================================================

Net loss per share - basic and diluted                             $     (0.15)            N/A     $     (0.52)            N/A
===============================================================================================================================

Weighted average number of shares                                    7,762,209              90       6,875,769              90
===============================================================================================================================


                See Notes to Consolidated Financial Statements.

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(formerly A Sure eCommerce, Inc.)

-------------------------------------------------------------------------------------------------------------------------
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
-------------------------------------------------------------------------------------------------------------------------
                                                                          Common Shares
                                                                     and Paid in Capital in     Additional
                                                       Preferred   Excess of $0.001 Par Value     Paid-in    Accumulated
                                                         Stock     Number                         Capital      Deficit
-------------------------------------------------------------------------------------------------------------------------

Issuance of common stock:
  For cash:
    Initial shares                                                         90       $     1
Subscriptions received
Exchange loss
Net loss                                                                                                     $   (61,713)
-------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1999                                                 90             1                      (61,713)
Common Stock:
  Private placement                                                 1,445,685         1,446     $ 1,054,864
  Shares issued for offering costs:
    For proposed offering                                             340,000           340         485,860
    For private placement                                             200,000           200         285,800
    For private placement                                             200,000           200         285,800
  Value of warrants issued in connection
   with proposed offering                                                                           233,726
  Shares issued to founders' and other
   employees and consultants and
   recapitalization                                                 2,095,000         2,095         885,381
  Cancellation of original shares                                         (90)           (1)
  Financing fees                                                      415,000           415         207,085
  Exchange gain
  Net loss                                                                                                    (2,261,306)
-------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2000                                          4,695,685         4,696       3,438,516   (2,323,019)
  Unaudited:
  Preference shares issued for cash                    $5,000,000
  Exercise warrants for cash                                          100,000           100         199,900
  Issuance of shares for financing fee                                100,000           100         199,900
  Common stock issued as consequence of merger                      2,353,304         2,353      12,351,329
  Accrual of dividends on preferred stock                                                                        (18,338)
  Repurchase of common stock                                         (115,385)         (115)       (724,885)
  Common stock issued on conversion of preferred stock   (161,748)    579,661           580         174,420
  Value of warrants attached to preferred stock                                                     669,350     (669,350)
  Common stock issued to for Services (Plasmanet)                     799,696           800         352,838
  Value of options and warrants granted to consultants                                              122,000
  Net loss                                                                                                    (2,878,335)
-------------------------------------------------------------------------------------------------------------------------
Balance February 28, 2001                              $4,838,252   8,512,961       $ 8,514     $16,783,368  $(5,889,042)
=========================================================================================================================
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                                                       Comprehensive       Total     Shareholders'
                                                          Income       Subscriptions     Equity
                                                          (Loss)         Received     (Deficiency)
--------------------------------------------------------------------------------------------------

Issuance of common stock:
  For cash:
    Initial shares                                                                    $         1
Subscriptions received                                                   $ 35,426          35,426
Exchange loss                                               $ (33)                            (33)
Net loss                                                                                  (61,713)
--------------------------------------------------------------------------------------------------
Balance at August 31, 1999                                    (33)         35,426         (26,319)
Common Stock:                                                                                   0
  Private placement                                                                     1,056,310
  Shares issued for offering costs:                                                             0
    For proposed offering                                                                 486,200
    For private placement                                                                 286,000
    For private placement                                                                 286,000
  Value of warrants issued in connection                                                        0
   with proposed offering                                                                 233,726
  Shares issued to founders' and other                                                          0
   employees and consultants and                                                                0
   recapitalization                                                       (35,426)        852,050
  Cancellation of original shares                                                              (1)
  Financing fees                                                                          207,500
  Exchange gain                                               536                             536
  Net loss                                                                             (2,261,306)
--------------------------------------------------------------------------------------------------
Balance at August 31, 2000                                    503                       1,120,696
  Unaudited:
  Preference shares issued for cash                                                     5,000,000
  Exercise warrants for cash                                                              200,000
  Issuance of shares for financing fee                                                    200,000
  Common stock issued as consequence of merger                                         12,353,682
  Accrual of dividends on preferred stock                                                 (18,338)
  Repurchase of common stock                                                             (725,000)
  Common stock issued on conversion of preferred stock                                     13,252
  Value of warrants attached to preferred stock                                                 0
  Common stock issued to for Services (Plasmanet)                                         353,638
  Value of options and warrants granted to consultants                                    122,000
  Net loss                                                                             (2,878,335)
--------------------------------------------------------------------------------------------------
Balance February 28, 2001                                   $ 503        $     -      $15,741,595
==================================================================================================

                See Notes to Consolidated Financial Statements.

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(formerly A Sure eCommerce, Inc.)

----------------------------------------------------------------------------------------------------------------------
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Six months          Six months
                                                                                      ended               ended
                                                                                   February 28,        February 29,
                                                                                       2001                2000
----------------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)         (unaudited)

Operating activities:
  Net loss                                                                            $(2,878,335)          $(194,771)
  Items not involving cash:
    Depreciation and amortization                                                         457,537               5,811
    Services rendered in exchange for shares, options
     and warrants                                                                         961,638
    Loss on abandonment of assets                                                          82,429
  Changes in operating assets and liabilities:
    Accounts receivable                                                                  (270,765)             (9,013)
    Inventory                                                                              32,983
    Prepaid expenses                                                                      (30,295)             (9,605)
    Accounts payable and accrued liabilities                                              469,652              40,266
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                  (1,175,156)           (167,312)

Investing activities:
  Acquisition of property and equipment                                                   (17,659)            (79,850)
  Advances to shareholder                                                                                     (16,302)
  Cash received in acquisition                                                            249,492
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                       231,833             (96,152)

Financing activities:
  Capital lease payments                                                                  (33,965)
  Payment of notes payable                                                               (200,000)
  Issuance of common stock (cash)                                                         200,000             263,362
  Repurchase of common stock                                                             (435,000)
  Issuance of preferred stock                                                           5,000,000
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               4,531,035             263,362

Effect of Foreign Currency Translation                                                                           (560)

Increase in cash                                                                        3,587,712                (662)
Cash, beginning of period                                                                 132,107               2,674
----------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                   $ 3,719,819           $   2,012
======================================================================================================================


                See Notes to Consolidated Financial Statements.

                                                          (Draft April 20, 2001)


RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(Formerly A Sure eCommerce, Inc.)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.     BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

       The accompanying consolidated financial statements are unaudited and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Operating results for the three-month and six-month periods ended February 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended August 31, 2001. For further information refer to the annual financial statements of Return Assured Incorporated and Hertz Technology Group Inc. included in the 10-KSB report previously filed.

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

       On October 13, 2000 the Company, through a reverse triangular merger, became the accounting parent company and the legal subsidiary of Hertz Technology Group Inc. ("Hertz") Hertz subsequently was renamed Return Assured Incorporated, a Delaware corporation. As a result the former subsidiaries of Hertz have become wholly owned subsidiaries. The Consolidated Financial Statements now include the following Companies, Return Assured Incorporated (Delaware), Return Assured Incorporated (Nevada), Hertz Computer Corporation, Hergo Ergonomic Support Systems Inc., Remote IT.com, Inc. and Edutec Computer Education Institute, Inc. The merger has been accounted for as a purchase with resulting goodwill amounting to $10,683,000. The consolidated Statements of Operations include the operations of Hertz and its subsidiaries since the date of the merger.

                                                          (Draft April 20, 2001)


RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(Formerly A Sure eCommerce, Inc.)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       The following pro forma information assumes the acquisition had occurred at the beginning of the periods presented:

                                               Six Months          Three Months
                                                  Ended                 Ended
                                        February 28,  February 29,  February 29,
                                           2001            2000        2000
                                           -----           ----        -----

       Sales                           $2,070,016      $3,280,316   $1,700,868

       Net Loss                       (1,481,503)     (1,335,469)    (799,621)

       Loss per share - basic and
       diluted                            $(0.20)         $(0.63)      $(0.38)

       Weighted average number of
       shares outstanding               7,386,225       2,129,173    2,129,173

       The operations have ceased in Hertz Computer Corporation during the previous fiscal year and in Edutec during the current quarter.

2.     INVENTORY

       As at February 28, 2001 inventory consists of:

                  Raw materials                             $54,069
                  Work in progress                          101,553
                  Finished goods                            245,490
                                                     ---------------
                                                            401,112
                                                     ===============

3.      SEGMENT INFORMATION

       For the six months ended February 28, 2001: .

                          Financial                 Technology
                          Services       Hergo         Group      Corporate     Consolidated

       Assets               $424,410    $2,849,410   $ 280,397    $13,702,057   $17,256,674

       Sales
       (unaffiliated)          9,982     1,772,850     453,075                    2,235,907


       Net Loss           (1,706,947)      (76,973)   (126,260)      (968,155)   (2,878,335)

                                                          (Draft April 20, 2001)


RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(Formerly A Sure eCommerce, Inc.)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       For the three months ended February 28, 2001:

                          Financial                 Technology
                          Services       Hergo        Group       Corporate     Consolidated

       Assets               $424,410    $2,849,410    $ 280,397   $13,702,057   $17,256,674

       Sales
       (unaffiliated)          9,982       994,551      453,075                   1,457,608


       Net Loss             (751,781)      (23,941)     119,732      (457,746)   (1,113,736)

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

       The Company has placed in Escrow 8,267,195 common shares to facilitate conversion of the preference shares. As at February 28, 2001 the holder of the preferred shares had converted $161,748 of preference shares and $13,252 of accrued dividends into 579,661 common shares.

5.     NOTES PAYABLE

       Notes payable due at February 28, 2001 are due to a consultant of the Company on April 17, 2001. This payment had not been paid as of the date of this filing. The Company is currently in negotiations with the consultant regarding this note.


6.     OTHER INCOME

       Other income consists of the amount paid to the Company to vacate the Varick Street location and the buyout of a consulting contract the Company had previously entered into.

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


General
The Merger

We recently closed the business combination of our Return Assured business and Hertz Technology Group business. On October 13, 2000, Asure Acquisition Corp., a wholly-owned subsidiary of Hertz Technology Group, Inc., a Delaware Corporation, was merged into Return Assured Incorporated, a Nevada Corporation. Simultaneously, Hertz Technology Group changed its name to Return Assured Incorporated.

As a result of this merger (the "Merger"), Return Assured Incorporated (Nevada) became the predecessor for accounting purposes. The Consolidated Financial Statements now include the following companies: Return Assured Incorporated (Delaware); Hergo Ergonomic Support Systems, Inc.; Return Assured Incorporated (Nevada); Hertz Computer Corporation; Remote IT.com, Inc.; and Edutec Computer Education Institute, Inc. ("Edutec").

Subsequent to the Merger we operated in three areas: our financial services area comprising the Return Assured Business and its "Web Seal of Approval" and related services; the Hergo Group, which is comprised of Hergo Ergonomic Support Systems, Inc.; and the Technology Group, which is comprised of Remote IT.Com, Inc., Hertz Computer Corporation and Edutec Computer Education Institute, Inc. Hertz Computer Corporation ceased manufacturing in the later part of Fiscal 2000 (ended August 31, 2000), and Edutec ceased active operations in December 2000 with the surrender of the Varick Street Lease.

The financial statements include only the Hertz operations from October 13, 2000, the date of the merger, to February 28, 2001.



Plan of Operations

Results of Operations

The timing of the commencement of our Return Assured operations has coincided with a significant downturn in the entire internet sector, and although initial sign ups with a number of merchants were encouraging, follow through revenue has been disappointing. In addition the initial rush of inquiries and sign ups announced in early January have not resulted in significant revenues. As a result the Company has reduced operations and is looking towards a redefinition of the Return Assured Seal of Approval program and defining other areas where the seal may be applicable.

In addition the Company has commenced the search for acquisition and merger candidates which will allow the Company to sustain operations beyond the resources which are currently in hand. Management recognizes that the raising of additional funds for a largely internet retail based business will be particularly difficult given the depressed state of the technology capital markets.

The Company entered into a letter of intent to merge with the Affinity Group of St Petersburg, Florida in February, 2001. This letter of intent was abandoned by mutual consent of the parties. The Company continues its search for appropriate merger candidates.

At the completion of the Merger, we also completed a financing in the amount of $5,000,000 through the issuance of 5,000 convertible preferred shares. As a result of the financing, we expect that we will have sufficient cash resources to fund all of our proposed operations for the next 12 months.

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

     o    raising capital to finance our business plan; and

     o    assembling our management team.

As noted above, we have scaled back the Return Assured operations and are in the process of redefining our markets and products as a response to the poor sales results.

Most of our expenses through February 28, 2001 have been for wages and salaries; professional and consulting fees; and February 28, 2001 fees.

Liquidity And Capital Resources

o In October 2000, we raised $5,000,000 from the sale of our Series A convertible preferred stock. After giving effect to the Merger, the sale of our Series A preferred stock and the redemption of Eli Hertz' common stock pursuant to the Merger, we had, as of February 28, 2001, approximately:

o       $ 3,719,819 in cash; and

o       $ 4,253,868 in working capital.

        A significant portion of our working capital will be used to launch our web seal operations.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 2000, we entered into a Program Promotion Agreement with Plasma Net Inc., the provider of FreeLotto.com, a free online sweepstakes. Under the Agreement, PlasmaNet and Return Assured will create promotional programs enhanced by FreeLotto's relationship with its approximate 12,000,000 registered users. Under the programs, FreeLotto members that opt in will have their contact information forwarded to us in real time for the purpose of new membership / database relationship management.

In exchange for the above-mentioned membership generation, we will at the end of each calendar week, issue $6.00 worth of our common stock to PlasmaNet for each new member referred by us for that week. We have delivered into escrow 1,400,000 shares of common stock. Of the 1,400,000 shares in escrow, 799,696 shares have been delivered to PlasmaNet for the first 200,000 registrations, which shares will be returned to us if the program fails to result in 200,000 registrations.

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


ITEM 3. DEFAULTS IN SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        The Company has received a letter from NASDAQ indicating that it has not met the ongoing listing requirements in that the Company's common stock has traded below $1.00 for more than 30 trading days. The Company's shares now must close above $1.00 for 10 consecutive trading days by June 15, 2001, or the Company may be at risk of losing its listing on NASDAQ. There are a number of courses of action which are being considered by the Company and include merging with another Company, as noted above, or a consolidation of the Company's common stock. No decisions have been made in this regard.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

(b)     Reports on Form 8-K.

        We have filed a Current Report on Form 8-K on January 12, 2001 disclosing the agreement with PlasmaNet Inc.

        SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RETURN ASSURED INCORPORATED


Dated: April 20, 2001              By:  /s/ Matthew Sebal
                                       ----------------------------------------
                                          Matthew Sebal
                                          President and Chief Executive Officer


Dated: April 20, 2001              By:  /s/ Michael Sweatman
                                       ----------------------------------------
                                          Michael Sweatman
                                          Chief Accounting Officer