Form 10QSB
period 2001-05-31
RETURN ASSURED INC
filed 2001-07-20
CIK 1020726

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2001

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


1901 AVENUE OF THE STARS, SUITE 1710
LOS ANGELES, CALIFORNIA                                                  90067
(Address of principal executive offices)                            (Zip Code)

                                  887-807-4664
              (Registrant's telephone number, including area code)

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      As of July 19, 2001 there were 16,850,799 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                           RETURN ASSURED INCORPORATED
                  MAY 31, 2001 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                               Page Number
         Special Note Regarding Forward Looking Information .............          2

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ...........................................          3
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................          9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk......         11

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................         12
Item 2.  Changes in Securities and Use of Proceeds.......................         12
Item 3.  Defaults Upon Senior Securities.................................         13
Item 4.  Submission of Matters to a Vote of Security Holders.............         14
Item 5.  Other Information...............................................         14
Item 6.  Exhibits and Reports on Form 8-K................................         14



      References in this report to "we", "us", "our" and similar terms means Return Assured Incorporated, a Delaware corporation, formerly Hertz Technology Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended May 31, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Independent Accountant's Report....................................        4

            Consolidated Balance Sheet as of May 31, 2001 and August 31, 2000.         5

            Consolidated Statements of Operations for the three months ended           6
            May 31, 2001 and May 31, 2000 and the nine months ended May 31, 2001 and May 31, 2000

            Consolidated Statement of Shareholders' Equity.....................        7

            Consolidated Statements of Cash Flows for the nine months
                ended May 31, 2001 and May 31, 2000...........................         8

            Notes to Consolidated Financial Statements........................         9-11

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Shareholders of Return Assured Incorporated


We have reviewed the accompanying consolidated balance sheet of Return Assured Incorporated and Subsidiaries as of May 31, 2001, and the related consolidated statements of operations for the three and nine month periods then ended, and the consolidated statements of shareholders' equity, and cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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

July 6, 2001

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)


                           CONSOLIDATED BALANCE SHEET

                                                                               MAY 31, 2001       AUGUST 31, 2000
--------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
ASSETS

Current:
   Cash                                                                        $    481,294           $   132,107
   Cash in Escrow                                                                 3,102,839
   Accounts receivable (net of allowance for doubtful accounts of
      $52,550 as of May 31, 2001)                                                   757,178                37,759
   Inventory (Note 2)                                                               478,833
   Prepaid expenses                                                                 346,056               270,599
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                              5,166,200               440,465

Goodwill (net of accumulated amortization of $380,517)                           10,302,298
Property and Equipment (net of accumulated depreciation of $1,069,898
   and $16,817, respectively)                                                     1,496,386                97,036
Deferred Offering Cost                                                                                  1,129,361
Other Assets                                                                         44,624
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $ 17,009,508           $ 1,666,862
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                                    $  1,218,420           $   346,166
   Current portion of capital lease obligations                                     140,184
   Notes payable                                                                    200,000
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                         1,558,604               346,166

Capital Lease Obligation, net of current portion                                    509,939

Notes Payable                                                                                             200,000
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                 2,068,543               546,166

Shareholders' Equity:
   Preferred stock, series A, stated value $1,000, authorized 6,000
      shares, issued and outstanding 4,202 shares                                 4,202,252
   Common stock - $0.001 par value; authorized 100,000,000 shares, issued and outstanding 13,974,803 and 4,695,685 shares,
      respectively                                                                   13,975                 4,696
   Additional paid-in capital                                                    17,646,918             3,438,516
   Accumulated other comprehensive income                                               503                   503
   Accumulated deficit                                                           (6,922,683)           (2,323,019)
--------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                       14,940,965             1,120,696

--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 17,009,508           $ 1,666,862
====================================================================================================================

                 See Notes to Consolidated Financial Statements

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)


                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      THREE MONTHS         THREE MONTHS          NINE MONTHS          NINE MONTHS
                                                          ENDED               ENDED                ENDED                ENDED
                                                       MAY 31, 2001        MAY 31, 2000          MAY 31, 2001         MAY 31,2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                       (unaudited)           (unaudited)
Sales                                                  $ 1,369,641                               $ 3,605,548

Cost of sales                                              708,894                                 2,026,367
-----------------------------------------------------------------------------------------------------------------------------------
Margin                                                     660,747                                 1,579,181

General and administrative expenses:
   Wages and salaries                                      722,072           $   7,518             2,090,729           $   7,518
   Professional fees                                       218,821              79,010               524,066              97,081
   Financing Fees                                                              506,000
   Insurance                                                52,078                                    83,686
   Travel and promotion                                     36,159              43,954               156,219              60,538
   Consulting fees                                         326,838             181,649               595,771             279,267
   Rent                                                     16,885              14,457                90,404              32,921
   Office and miscellaneous                                 78,020               8,268               633,938              25,823
   Internet service and web design                          66,124              26,296               123,741              33,734
   Telephone                                                20,586                                    48,378
   Bad Debts                                                 3,255                                     3,255              13,230
   Interest and finance charges                             11,945                                   545,859
   Depreciation and amortization                           131,743               4,322               504,762              10,133
-----------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                    (1,023,779)           (365,474)           (4,327,627)           (560,245)

Other Income                                                 2,231                                   427,744
-----------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                (1,021,547)           (365,474)           (3,899,883)           (560,245)

Value of warrants issued in connection with
preferred stock                                                                                     (669,350)
Dividends on preferred stock                               (12,093)                                  (30,431)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common shareholders           $(1,033,640)          $(365,474)          $(4,599,664)          $(560,245)
===================================================================================================================================
Net loss per share - basic and diluted                 $     (0.12)                N/A           $     (0.61)                N/A
===================================================================================================================================
Weighted average number of shares outstanding            8,722,103                  90             7,559,610                  90
===================================================================================================================================


                See Notes to Consolidated Financial Statements

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)

                CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

                                                                              Common Shares and
                                                                          Paid in Capital in Excess        Additional
                                                         Preferred            of $0.001 Par Value           Paid-in
                                                           Stock             Number          Amount          Capital
---------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
    For cash:
       Initial shares                                                              90       $      1
Subscriptions received
Exchange loss
Net loss
---------------------------------------------------------------------------------------------------------------------------

Balance at August 31, 1999                                                         90              1
Common Stock:
    Private placement                                                       1,445,685          1,446       $  1,054,864
    Shares issued for offering costs
       For proposed offering                                                  340,000            340            485,860
       For private placement                                                  200,000            200            285,800
       For private placement                                                  200,000            200            285,800
    Value of warrants issued in connection with
     proposed offering                                                                                          233,726
    Shares issued to founders' and other employees
     and consultants and recapitalization                                   2,095,000          2,095            885,381
    Cancellation of original shares                                               (90)            (1)
    Financing fees                                                            415,000            415            207,085
    Exchange gain
    Net Loss
---------------------------------------------------------------------------------------------------------------------------

Balance at August 31, 2000                                                  4,695,685          4,696          3,438,516
---------------------------------------------------------------------------------------------------------------------------

    Preferred shares issued for cash                    $ 5,000,000
    Exercise warrants for cash                                                100,000            100            199,900
    Issuance of warrants for financing fee                                    100,000            100            199,900
    Common Stock Issued as consequence of merger                            2,353,304          2,353         12,351,329
    Accrual of dividends on preferred stock
    Repurchase of common stock                                               (115,385)          (115)          (724,885)
    Common Stock issued on conversion of preferred
     stock                                                 (797,748)        5,441,199          5,441            805,558
    Value of warrants attached to preferred stock                                                               669,350
    Common stock issued for services (PlasmaNet)                            1,400,000          1,400            585,250
    Value of options and warrants granted to
     consultants                                                                                                122,000
    Net Loss
---------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2001                                 $ 4,202,252        13,974,803       $ 13,975       $ 17,646,918
===========================================================================================================================


                                                                      Comprehensive     Total        Shareholders'
                                                        Accumulated      Income      Subscriptions      Equity
                                                           Deficit        (Loss)      Received       (Deficiency)
----------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
    For cash:
       Initial shares                                                                                 $          1
Subscriptions received                                                                 $ 35,426             35,426
Exchange loss                                                              $ (33)                              (33)
Net loss                                                 $   (61,713)                                      (61,713)
----------------------------------------------------------------------------------------------------------------------

Balance at August 31, 1999                                   (61,713)        (33)        35,426            (26,319)
Common Stock:
    Private placement                                                                                    1,056,310
    Shares issued for offering costs                                                                             0
       For proposed offering                                                                               486,200
       For private placement                                                                               286,000
       For private placement                                                                               286,000
    Value of warrants issued in connection with
     proposed offering                                                                                     233,726
    Shares issued to founders' and other employees
     and consultants and recapitalization                                                                  887,476
    Cancellation of original shares                                                     (35,426)           (35,427)
    Financing fees                                                                                         207,500
    Exchange gain                                                            536                               536
    Net Loss                                              (2,261,306)                                   (2,261,306)
----------------------------------------------------------------------------------------------------------------------

Balance at August 31, 2000                                (2,323,019)        503                         1,120,696
----------------------------------------------------------------------------------------------------------------------

    Preferred shares issued for cash                                                                     5,000,000
    Exercise warrants for cash                                                                             200,000
    Issuance of warrants for financing fee                                                                 200,000
    Common Stock Issued as consequence of merger                                                        12,353,682
    Accrual of dividends on preferred stock                  (30,431)                                      (30,431)
    Repurchase of common stock                                                                            (725,000)
    Common Stock issued on conversion of preferred
     stock                                                                                                  13,251
    Value of warrants attached to preferred stock           (669,350)                                            0
    Common stock issued for services (PlasmaNet)                                                           586,650
    Value of options and warrants granted to
     consultants                                                                                           122,000
    Net Loss                                              (3,899,883)                                   (3,899,883)
----------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2001                                  $(6,922,683)      $ 503                      $ 14,940,965
======================================================================================================================

                 See Notes to Consolidated Financial Statements

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)


                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             NINE MONTHS            NINE MONTHS
                                                                                 ENDED                ENDED
                                                                             MAY 31, 2001          MAY 31, 2000
------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net loss                                                                    $(3,899,883)          $(560,245)
  Items not involving cash:
    Depreciation and amortization                                                 775,849              10,133
    Services rendered in exchange for shares,
      options and warrants                                                      1,194,650
    Loss on sale of assets                                                         75,776
  Changes in operating assets and liabilities:
    Accounts receivable                                                            14,306             (21,302)
    Inventory                                                                     (44,738)
    Prepaid expenses                                                              242,866             (20,909)
    Other assets                                                                  (44,623)
    Accounts payable and accrued liabilities                                      714,930             172,978
------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                            (970,867)           (419,345)

Investing activities:
  Acquisition of property and equipment                                          (220,034)            (93,046)
  Advances to shareholder                                                                             (16,302)
  Cash received on sale of assets                                                   6,350
  Cash received in acquisition                                                    249,492
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                35,808            (109,348)

Financing activities:
  Capital lease payments                                                          (87,915)
  Payment of notes payable                                                       (290,000)
  Issuance of common stock (cash)                                                 200,000             530,862
  Repurchase of common stock                                                     (435,000)
  Issuance of preferred stock                                                   5,000,000
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       4,387,085             530,862

EFFECT OF FOREIGN CURRENCY TRANSLATION                                                                   (560)

Increase in cash                                                                3,452,026               1,609
Cash, beginning of period                                                         132,107               2,674
------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                           $ 3,584,133           $   4,283
==================================================================================================================

Supplemental Schedule of noncash investing and financing activities:

Fixed Assets acquired under capital leases                                    $   440,040
==================================================================================================================


                 See Notes to Consolidated Financial Statements

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

      The accompanying consolidated financial statements are unaudited and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Operating results for the three month and nine month periods ended May 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2001. For further information, refer to the annual financial statements of Return Assured Incorporated and Hertz Technology Group Inc. included in the 10-KSB report previously filed.

      Return Assured Incorporated (the "Company") was incorporated under the laws of the State of Nevada on June 10, 1999. The Company was deemed to be in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board, through the period ended May 31, 2001. The Company intends to provide a service that will guarantee customers who order products through the websites of merchant members will get the product and that the merchant member will honor its stated return policies.

      On October 13, 2000, the Company, through a reverse triangular merger, became the accounting parent company and the legal subsidiary of Hertz Technology Group Inc. ("Hertz"). Hertz subsequently was renamed Return Assured Incorporated, a Delaware corporation. As a result the former subsidiaries of Hertz have become wholly-owned subsidiaries. The Consolidated Financial Statements now include the following Companies, Return Assured Incorporated (Delaware), Return Assured Incorporated (Nevada), Hertz Computer Corporation, Hergo Ergonomic Support Systems Inc., Remote IT.com, Inc. and Edutec Computer Education Institute, Inc. The merger has been accounted for as a purchase with resulting goodwill amounting to $10,683,000. The consolidated Statements of Operations include the operations of Hertz and its subsidiaries since the date of the merger.

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)


      The following pro forma information assumes the acquisition had occurred at the beginning of the periods presented:

                                  Three               Nine                  Nine
                                  Months              Months               Months
                                   Ended              Ended                 Ended
                                   May 31             May 31,               May 31,
                                    2000                2001                 2000
                                 ----------           ----------           ----------
      Sales                       1,700,868            4,217,956            3,280,316

      Net Loss                   (1,587,835)          (4,249,312)          (2,834,280)


      Loss per share -                (0.75)               (0.54)               (1.33)
      basic and diluted

      Weighted average            2,129,173            7,898,044            2,129,173
      number of shares
      outstanding


      The operations have ceased in Hertz Computer Corporation during the previous fiscal year and in Edutec subsequent to the end of the previous quarter.

2.    INVENTORY

      As at May 31, 2001 inventory consists of:

               Raw materials                      54,449
               Work in progress                   62,586
               Finished goods                    361,798
                                               ---------
                                               $ 478,833
                                               =========

3.    SEGMENT INFORMATION

      For the nine months ended May 31, 2001:

      ----------------------------------------------------------------------------------------------------------------
                                  Financial                        Technology
                                  Services         Hergo              Group        Corporate           Consolidated
      ----------------------------------------------------------------------------------------------------------------
      Assets                       215,582       2,995,774            49,710       13,748,442           17,009,508

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)


      Sales                         10,450       3,119,507           475,591                             3,605,548
      (unaffiliated)

      Net Loss                  (2,078,796)        (72,780)         (314,749)      (1,433,558)          (3,899,082)


       For the three months ended May 31, 2001:

      ----------------------------------------------------------------------------------------------------------------
                                  Financial                        Technology
                                  Services         Hergo              Group        Corporate           Consolidated
      ----------------------------------------------------------------------------------------------------------------
      Sales                            468       1,346,657            22,516                             1,369,641
      (unaffiliated)

      Net Income (Loss)           (371,849)          4,193          (188,489)        (465,403)          (1,021,548)


4.    CAPITAL TRANSACTIONS

      The Company completed a financing of Series A Convertible Preferred Stock at the same time as the merger (the "Preferred Shares"). The Preferred Shares carry a dividend of 1% and are convertible at the lesser of the average three lowest Per Share Market Value Prices for the previous 45 day period preceding the conversion date or $3.00. Per Share Market Price is defined as the closing bid prices of the Company's common shares (the "Common Shares").

      The Company placed in Escrow 8,267,195 Common Shares to facilitate conversion of the Preferred Shares. As of May 31, 2001, the holder of the Preferred Shares had converted $797,748 of Preferred Shares and $13,252 of accrued dividends into 5,441,199 Common Shares.

      The balance of the Common Shares in escrow were issued as a result of conversions subsequent to the balance sheet date.

      The Company has filed a registration statement on Form S-3 to provide an additional 8,000,000 shares to provide for future conversions.

5.    NOTES PAYABLE

      Notes payable as of May 31, 2001 were due to a consultant of the Company on April 17, 2001. A payment of $90,000 was made to the consultant during the current period. The Company is currently in negotiations with the consultant regarding this note.

6.    OTHER INCOME

      Other income primarily consists of the amount paid to the Company to

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)


      vacate the Varick Street Location and the buyout of a consulting contract the Company had previously entered into.

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


GENERAL

THE MERGER

Earlier this fiscal year, we completed the business combination of the Return Assured business and the Hertz Technology Group business. On October 13, 2000 Asure Acquisition Corp., a wholly-owned subsidiary of Hertz Technology Group, Inc., a Delaware Corporation, was merged with and into Return Assured Incorporated, a Nevada Corporation. At the same time Hertz Technology Group changed its name to Return Assured Incorporated.

As a result of this merger, Return Assured Incorporated (Nevada) became the predecessor for accounting purposes. The Consolidated Financial Statements now include the following companies: Return Assured Incorporated (Delaware); Hergo Ergonomic Support Systems Inc.; Return Assured Incorporated (Nevada); Hertz Computer Corporation; Remote IT.com, Inc.; and Edutec Computer Education Institute, Inc.

The Company now operates in three principal areas; the financial services area consisting primarily of Return Assured's "Web Seal of Approval" and related services; the Hergo Group which is comprised of Hergo Ergonomic Support Systems Inc.; and the Technology Group comprised of Remote IT.com, Inc., Hertz Computer Corporation and Edutec Computer Education Institute Inc. Hertz Computer Corporation ceased manufacturing in the latter part of fiscal 2000, and Edutec ceased active operations in December with the termination of the Varick Street lease. Consideration is being given to the curtailment of operations of Remote IT.com, Inc.

The Varick Street lease was terminated and the Company received $240,000 net for this termination. A total of $300,000 was paid, of which $60,000 was paid to the real estate broker for commission. Of these proceeds, $90,000 was paid to Eli Hertz, the Company's former President and Chairman, in partial satisfaction, of the $290,000 note payable to him.

The financial statements only include the Hertz operations from October 13, 2000, the date of the merger, to May 31 2001.



PLAN OF OPERATIONS

Results of Operations

The timing of the commencement of our Return Assured operations has coincided with a significant downturn in the entire Internet sector and although initial signups with a number of merchants were encouraging, follow-through revenue has been very disappointing. In addition, the initial rush of inquiries and signups, announced in early January, have not resulted in significant revenues.

As a result, the Company has reduced operations in the financial services area, and is looking towards a redefinition of the Return Assured Seal of Approval and its areas of operations.

In addition, the Company has commenced the search for acquisition and merger candidates which will allow the Company to sustain operations beyond the resources which it currently has. Management recognizes that raising additional funds for a retail-based Internet business will be particularly difficult given the depressed state of the technology capital markets.

The Company entered into a letter of intent to merge with the Affinity Group of St. Petersburg, Florida. In February, merger plans were abandoned by mutual consent of the parties. The Company continued its search for appropriate merger candidates.

Upon finding a suitable merger candidate, the Company entered into a letter of intent to merge with Internet Business International Inc ("IBUI") in May 2001 and executed a definitive merger agreement in June 2001. Reference is made to the Company's Form 8-K filings on May 15, 2001 and June 28, 2001 for details of the proposed merger.

Upon the completion of the merger with Hertz Technology Group Inc. on October 16, 2000, we also completed a financing in the amount of $5,000,000 through the issuance of 5,000 convertible Preferred Shares.

Our Return Assured operations have not generated any significant revenues since inception in June 1999 through May 31, 2001. Our Return Assured operations have consisted of:

      - determining the feasibility and potential market acceptance of our web seal service;

      - developing the infrastructure to deliver and monitor our web seal service;

      -     structuring our cyber insurance policy with Lloyd's of London;

      - pursuing our marketing strategy by forming strategic relationships with web portals;

      -     raising capital to finance our business plan; and

      -     assembling our management team.

As noted above, we have scaled back the Return Assured operations and are in the process of redefining our markets and products in response in order to generate higher revenues. This redefinition continues and currently we continue to test market the Seal of Approval with our merger partner, IBUI.

The Company will also be meeting with our insurance underwriter to discuss our ongoing relationship and to ensure that our product development efforts can be reconciled with the needs of our insurer.

The Company also intends to continue discussions in order to develop new products in several areas of customer satisfaction and buyer confidence focusing on customer needs and the direct marketing industry.

The Company has received a database of names pursuant to the FreeLotto Agreement and is reviewing options for the use of that database.

Most of our expenses through May 31, 2001 have been for wages and salaries, professional and consulting fees and financing fees.

LIQUIDITY AND CAPITAL RESOURCES

In October 2000, we raised $5,000,000 from the sale of our Series A Convertible Preferred Stock. After giving effect to the merger, the sale of our Series A preferred stock and the redemption of Eli Hertz' common stock, we had, as of May 31, 2001, approximately:

$ 3,584,133 in cash; and
$ 3,607,596 in working capital.

      A significant portion of our working capital was to have been used to launch our web seal operations. The cash flow from operations has not been sufficient to meet our operating expenses. However, the Company has cut staff and operating expenses and scaled back operations in order to preserve cash. The cash position will be used in our ongoing effort to redefine the Company's business model and to launch new products when feasible.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company has been named in several lawsuits which were launched against us during the quarter ended May 31, 2001:

1. We were named in a lawsuit against Internet Business International, Inc. by Michael Rose, et al, in Orange County Superior Court. This lawsuit alleges that the Company breached a contract to pay finder's fees on the merger transaction. It is the Company's position that no liability exists, and the Company intends to vigorously defend the lawsuit.

2. Michael Mulberry, a former Vice President of the Company, has filed a lawsuit against the Company claiming wrongful dismissal when his employment was terminated in February 2001. The outcome of this lawsuit is not determinable at this time. The Company intends to vigorously defend this lawsuit.

3. Eli Hertz has filed a lawsuit against the Company, claiming payment due under a note in the amount of $290,000. The Company has disputed the timing of the payments and the amount due. The Company is conducting settlement discussions; however, there can be no assurance that a settlement will be reached, and in the event that a settlement is not reached, the Company intends to vigorously defend the suit.

4. A creditor has filed a small claims action against the Company's Nevada subsidiary in British Columbia Canada. The Company has filed a defense in this action.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15,2000, we entered into a Program Promotion Agreement with Plasma Net Inc., the provider of FreeLotto.com., a free online sweepstakes ("PlasmaNet"). Under the Agreement, PlasmaNet and Return Assured will create promotional programs enhanced by FreeLotto's relationship with its approximately 12,000,000 registered users. Under the programs, FreeLotto members that opt in, will have their contact information forwarded to us in real time for the purpose of new membership/database relationship management.

The Company has received a database of names pursuant to the FreeLotto

Agreement and is reviewing options for the use of that database.

In exchange for the above-mentioned membership generation, we will, at the end of each calendar week, issue $6.00 worth of our common stock to PlasmaNet for each new member referred by us for that week. We have delivered into escrow 1,400,000 shares of common stock. All 1,400,000 have been delivered to PlasmaNet for the registrations. These shares were subsequently registered pursuant to a Registration Statement on Form S-3 filed January 16, 2001 (the "Registration Statement").

These securities were sold under the exemptions from registration provided by
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. PlasmaNet, Inc. represented in writing that it acquired the securities for its own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

The holder of our outstanding Series A Preferred Stock converted a portion of such preferred stock. On November 11, 2000, it converted $50,000 worth of the preferred stock for 50,000 shares of common stock. On January 17, 2001, it converted $125,000 worth of the preferred stock for 529,661 shares of common stock. On May 16, 2001, it converted $30,000 worth of the preferred stock for 200,000 shares of common stock. On May 22, 2001, it converted $50,000 worth of the preferred stock for 384,615 shares of common stock. On May 23, 2001, it converted $55,000 worth of the preferred stock for 423,077 shares of common stock. On May 24, 2001, it converted $60,000 worth of the preferred stock for 461,538 shares of common stock. On May 25, 2001, it converted $60,000 worth of the preferred stock for 461,538 shares of common stock. On May 29, 2001, it converted $70,000 worth of the preferred stock for 538,462 shares of Common Stock. On May 29, 2001, it converted $62,000 worth of the preferred stock for 476,923 shares of common stock. On May 30, 2001, it converted $61,000 worth of the preferred stock for 469,231 shares of common stock. On May 30, 2001, it converted $66,000 worth of the preferred stock for 507,692 shares of Common Stock. On May 31, 2001, it converted $58,500 worth of the preferred stock for 450,000 shares of common stock. On May 31, 2001, it converted $63,500 worth of the preferred stock for 488,462 shares of common stock. These shares of common stock were delivered from escrow to the holder upon conversion under the exemption from registration provided by Section 4(2) of the Securities Act.

These shares were registered pursuant to a Registration Statement filed on Form S-3 ("S-3 Registration Statement") prior to and in anticipation of the Merger. This S-3 Registration Statement was filed under Hertz Technology Group Inc. dated August 28, 2000 and amended on both September 5, 2000 and October 4, 2000.

An additional Registration Statement has been filed on Form S-3 on June 7, 2001 and amended on June 26, 2001, pursuant to the preferred share agreements, so that an additional 8,000,000 shares are available for conversion. The shares will be held in escrow until such conversions occur. The Company is awaiting comment from the Securities and Exchange Commission in respect of this Registration Statement

ITEM 3. DEFAULTS IN SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company is preparing a Registration Statement on Form S-4 (the "S-4 Registration Statement") and a proxy statement to request shareholders' approval of the following:

      1.    Sale of Hergo Ergonomic Systems Inc. and Remote IT.com, Inc.;

      2.    Consolidation of Securities;

      3.    The Proposed Merger with Internet Business International Inc.;

      4.    Election of the Board of Directors;

      5. An increase in the number of authorized shares from 50,0000,000 to 200,000,000;

      6.    Change of the Company's Name.

ITEM 5. OTHER INFORMATION

      The Company received a letter from Nasdaq indicating that it has not met the ongoing listing requirements in that the Company's Common Shares have traded below $1.00 for more than 30 consecutive trading days. The Company's Common Shares now must close above $1.00 for 10 consecutive trading days or the Company may be at risk of losing its Nasdaq listing. The Company has further received a letter informing us that the Company's securities may be delisted from the Nasdaq SmallCap Market. In order to avoid this delisting, the Company has appealed to Nasdaq. The Company has determined that, in addition to its proposed Merger with IBUI, a 1:6 consolidation of it securities is warranted. The Company met with the Nasdaq regarding the possible delisting of its securities on July 12, 2001. The Company was informed by Nasdaq that a decision on this matter would be made on or before August 12, 2001.

      The Company has filed a Form S-3 Registration Statement to register 8,000,000 common shares to be held in escrow to be issued on conversion of the Preferred Shares which remain outstanding. At the current conversion price, these 8,000,000 Common Shares will not be sufficient to provide for conversion of all of the outstanding Preferred Shares.

Item 6.  Exhibits and Reports on Form 8-K


      EXHIBIT
      NUMBER            DESCRIPTION
      ------            -----------
      3.1.1(1)          Certificate of Incorporation, as amended.

      3.1.2(2)          Certificate of Incorporation, as amended.

      3.1.3(2)          Certificate of Incorporation, as amended.

      3.1.4(2)          Certificate of Incorporation, as amended.

      3.1.5(3)          Certificate of Incorporation, as amended.

      3.1.6(4)          Certificate of Incorporation.

      3.2(1)(4)         Bylaws.

      4.1.1(5)          Specimen Stock Certificate, Common Stock.

      4.1.2(2)(6)       Certificate of Designation of Convertible Preferred Stock,
                        Series A, as amended.

(1) Incorporated by reference to Return Assured's Current Report on Form 8-K (File No. 0-21679), filed on October 20, 2000.

(2) Incorporated by reference to Return Assured's Registration Statement on Form S-8 (File No. 333-35004), filed on April 18, 2000.

(3) Incorporated by reference to Amendment No. 2 to Return Assured's Registration Statement on Form SB-2 (File No. 333-09783), filed on October 21, 1996.

(4) Incorporated by reference to Return Assured's Registration Statement on Form SB-2 (File No. 333-09783), filed on August 8, 1996.

(5) Incorporated by reference to Return Assured's Annual Report on Form 10-KSB (File No. 0-21679), filed on December 14, 2000.

(6) Incorporated by reference to Return Assured's Registration Statement on Form S-3 (File No. 333-44614), filed on August 25, 2000.

(b) Reports on Form 8-K:

       On May 15, 2001, Return Assured filed a report on Form 8-K to report that it had signed a Letter of Intent (the "LOI") with Internet Business's International, Inc. ("IBUI") to acquire IBUI through a reverse triangular merger.

      On June 26, 2001, Return Assured filed a report on Form 8-K to report that it had entered into an Agreement and Plan of Merger and Share Exchange (the "Merger Agreement") with IBUI to effect the planned acquisition of IBUI.


      No other Form 8-K's were filed during the period represented by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RETURN ASSURED INCORPORATED


Dated:  July 20, 2001               By:  /s/ Matthew Sebal
                                        ----------------------------------

                                    Matthew Sebal
                                    President and Chief Executive Officer



Dated: July 20, 2001                By:  /s/ Michael Sweatman
                                        ----------------------------------

                                    Michael Sweatman
                                    Chief Accounting Officer and Vice
                                    President, Finance