Form 10KSB/A
period 2000-08-31
RETURN ASSURED INC
filed 2001-10-02
CIK 1020726

                                           Document is copied.
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one):
Yes [ ];  No  [X]


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

                                TABLE OF CONTENTS



   Item Number and Caption                                                                                    Page
   -----------------------                                                                                    ----
         Forward-Looking Statements....................................................................           4

   PART I

      1.  Description of Business......................................................................           4

      2.  Description of Property......................................................................          23

      3.  Legal Proceedings............................................................................          23

      4.  Submission of Matters to a Vote of Security Holders..........................................          23


   PART II

      5.  Market for Common Equity and Related Stockholder Matters.....................................          24

      6.  Management's Discussion and Analysis of Financial Condition and Results of Operations........          30

      7.  Financial Statements.........................................................................          36

      8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........          36

   PART III

      9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...........................................          37

      10.  Executive Compensation......................................................................          40

      11.  Security Ownership of Certain Beneficial Owners and Management..............................          46

      12.  Certain Relationships and Related Transactions..............................................          47

      13.  Exhibits and Reports on Form 8-K............................................................          49

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

      According to a recent study, 75% of shopping carts are abandoned before the transaction process is complete for two reasons:

      - Online shoppers are wary of the security risk of sending their credit card number over the public Internet; and

      - Online shoppers are unsure, as in the mail order catalogue business, that Internet retailers will accept return of a product if it is unacceptable to the consumer.

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

      We charge the merchant for our services based on the number of orders placed through the merchant's site. The amount of the charge will depend upon a variety of factors including

-     the value of the item,

-     the merchant's retail sector,

-     the typical return rate for that item,

-     the number of years the merchant has been in business, and

-     whether the merchant has a physical location.

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

      We created this service because we saw that, with the rapid growth of the Internet retail landscape, there were mounting consumer concerns and a lack of systems or services to provide the consumer with a safety net or comfort zone when dealing with e-retailers.

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

Our Business Strategy

- Generate revenue from web seal transactions. We have recently signed up our first web seal merchant. Through our marketing strategy, we will aggressively seek to attract new merchants to use our web seal. We anticipate generating revenues from our web seal service shortly.

- Establish automated web seal tracking and monitoring. As we increase the number of merchants utilizing our web seal, we will be faced with the need to automate our tracking and monitoring system. We anticipate engaging IBM to complete this task, which we estimate will be completed by Spring 2001.

- Complete our executive and administrative management team. Our success will depend in large part on the quality of our management team. As our operations expand, we anticipate hiring new talent to meet our marketing and technological needs in the future.

Our Marketing Strategy

- Attract new merchants through arrangements with web portals. We have arrangements with several web portals and online shopping to promote and endorse our web seal service to their participating merchants. We have such agreements with:

            - eBrick. eBrick is a shopping portal with over 1,500 approved merchant sites. Consumers can search and shop for virtually anything fast and effectively because every online merchant has been approved by eBrick on a number of criteria. In addition to its website, eBrick.com publishes The Brick, the official e-commerce sourcebook. The Brick is published tri-annually with over 3 million copies distributed. The Brick mirrors the content of the site and is the most useful offline shopping resource available. eBrick will sell our web seal as a value added product to participating merchants and will advertise our product on their site and sourcebook. They will endorse our product as the standard of choice for e-retailers. eBrick will receive 7.5% of our revenues derived from merchants who buy our web seal service through eBrick.

            - Electronic Retailers Association. The Electronic Retailers Association is the trade association for companies who use the power of electronics to sell goods and services to the public
                  - including television, Internet and all customer-not-present transactions. The purpose of the ERA is to foster the growth, development and acceptance of the rapidly growing electronic retailing industry. The ERA will endorse our web seal and will lobby on our behalf to have merchant members use our web seal. They will also help our product gain universal acceptance in the electronic retailing world by including our executives as speakers at conferences and functions and by introducing us to high-level contacts in the electronic retail world. The ERA will receive 5% of our revenues derived from merchants who buy our web seal service through the ERA.

            - Symposium Corporation. Symposium Corporation is a data-driven cross media direct marketing company that combines established direct marketing skills with new direct marketing and database management technologies. They have direct contact with 11 million consumers annually and add over 1 million customers a year to their database. Symposium's earnings are achieved by selling multiple products and services to a growing customer base through the use of traditional marketing and new direct marketing technology. In addition to their partnerships, they operate a member-only online discount marketplace. They will market our web seal to their marketplace partners and merchants. Symposium will receive 5% of our revenues from merchants who buy our web seal service through Symposium.

            - Liquor.com. Liquor.com is the largest spirits site on the web and a customer relationship management business-to-business exchange company whose focus is to integrate producers, wholesalers, retailers and consumers in the alcohol and entertainment beverage industry. Liquor.com builds and maintains relations with the consumer, and also provide e-business solutions for all three tiers of the alcohol beverage distribution system - producers, wholesalers and retailers. Liquor.com has created a global network of retail partner affiliates by offering them the opportunity to generate additional revenue, reduce costs and build loyal customer relationships. Currently, Liquor.com provides direct delivery to 39 states and more than 40 countries. Liquor.com will provide participating merchants with our web seal of approval as a value added product and a purchase guarantee. Liquor.com will receive 7.5% of our revenues derived from merchants who buy our web seal service through Liquor.com.

- Promote our web seal service to merchants through direct merchant campaigns. We utilize a variety of marketing programs to increase brand awareness. We utilize a variety of direct marketing programs and public relations campaigns focused on retailers, direct response marketers, shopping hubs, owners of web servers and Internet service providers. We address these customers through outbound mail, telemarketing and printed mail campaigns to stimulate product trial, purchase and usage. We also use banner ads and text links that connect to our website and participate in industry-specific events, trade shows, executive seminars, industry association activities and various national and international standards bodies.

- Attract new merchants through joint marketing programs with various marketing partners. The following are our marketing partners:

            - Blagman Media International. Blagman Media was established in 1994 and has quickly become one of the most respected direct response and marketing advertising agencies in the world. Blagman Media is helping us maximize our advertising dollars through strategic media positioning. We pay Balgman Media $10,000 a month for these services which includes office space at its Los Angeles offices.

            - Entertainment Marketing Group. Entertainment Marketing Group specializes in creating targeted promotional campaigns for radio, television, cable and online audiences. They introduced us to Earthlink, the second largest Internet service provider in the United States, and eBrick, the official e-commerce sourcebook, to investigate partnership opportunities in the Internet marketing arena. Entertainment Marketing Group is also creating various cross-promotional opportunities for us where media dollars can be maximized.

            - Transactional Marketing Partners. Transactional Marketing Partners provides end-to-end direct marketing solutions with an emphasis on direct response television. They are bringing a variety of projects and opportunities together, including the parameters, resources, and ideas for putting us in the public eye. We pay $25,000 a month for these services.

Our Growth Strategy

- Increase brand awareness of our "Return Assured Seal of Approval". We intend to increase brand awareness by expanding the assortment of available products, providing exclusive product offerings tailored to specific customer profiles and possible private label deals.

- Expand through diversifying product lines. We plan to diversify our current Return Assured product offering through the addition of complementary product lines which we believe will be of interest to our target markets. These product lines will be added over time and will be subject to the results of our test marketing programs, some of which will be performed through the Internet, to determine customer acceptance. We may offer multiple payment options to online merchants. We believe that the addition of new product lines to our web seal program will lead to additional sales to our regular customers and create a greater level of interest from prospective customers. We expect that this will further enhance our brand names by broadening the range of products with which they are associated.

- Expand through purchasing complementary businesses. We intend to pursue strategic acquisitions of additional businesses which complement our current businesses. Our primary focus will be to expand our current customer offerings, introduce new product offerings and generate greater operational efficiencies. We also may seek to acquire businesses that are compatible products offered to our extensive customer base, although such businesses or products have not yet been identified.

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

RemoteIT.com(R) (www.remoteit.com)

      RemoteIT offers networking, Internet, and communications services. Among the wide array of products and services RemoteIT offers are:

- Design, installation and maintenance of local and wide area networks. Services and products include data back-up, anti-virus protection, operating system and application maintenance and upgrades and remote site management.

- Internet service provider. RemoteIT offers communications services such as Internet access and point-to-point connectivity through dial-up, T1 and DSL technologies. Other services being offered are co-location services for web site application.

- Web services. These include web site design, implementation and website hosting.

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

Marketing and Sales

- RemoteIT.com. We promote and market most of the support services in the New York metropolitan area.

- Hergo Products. No single customer accounted for more than 10 percent of total Hergo sales in 2000. Sales are generated in large part through national advertising, regional telemarketing efforts and exhibits at trade shows targeted to a variety of industries. Hergo products are sold to Federal government and various local and state government agencies. We maintain a marketing and advertising budget for our Hergo business, which is used primarily for an advertising program in trade and business publications.

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

      There are a number of other companies addressing different segments of the reverse logistics and trust business. None of these companies have successfully married the seamless return of goods with the money back guarantee that we provide, and none of these companies have the strength, experience, and global brand confidence that our association with Lloyd's provides. Some of the companies are:

- Return.com offers a reverse logistics program, which is limited to the physical process of returning goods to retailers. They do not, however, provide any guarantees that the merchant's return and refund policies will be honored nor do they provide refunds to consumers.

- ePubliceye.com is a monitoring system that provides consumers with limited information on e-businesses, reliability, privacy, and customer satisfaction. They are an information site relying on subjective customer feedback which provides no return program.

- WebAssured.com evaluates the reliability of online sellers by alerting shoppers of sites with poor reputations and acts as an arbitrator. Customers must, however, use their browser plug in and rely only on customer feedback to generate reliability of merchant. They only offer a maximum refund of $200.00.

- ReturnExchange.com only handles the physical process of returning goods to merchants and exchanges. They provide no refunds to consumers.

- ClickSure.com, a UK-based online retailer verification program, certifies merchants for standards of privacy, security, reliability and content. Their verification process is lengthy and rigorous, and costly for the merchant - about $1,500. They do not offer refunds or guarantees to consumers.

- Yahoo recently announced a customer protection guarantee for their online shopping portal and auction site. However, this protection is limited and the claims process is time consuming. The online auction guarantee protects the customer up to $250.00 with a $25.00 deductible. Their online shopping portal protection guarantee covers the customer up to a limit of $750.00. In addition, refunds are not automatically issued. First, the claim goes through customer support and arbitration and only if the matter is not resolved does it go through their claims department. The claims department takes 45 days from when they receive the claim to when they profess judgment on the case. It could take up to a few months to get judgment on a case that only covers a limited amount of the total money spent by the consumer.

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

Risk Factors

Risks associated with our business

      We have a history of losses and may not be able to operate profitably in the future. During the fiscal years ended August 31, 2000 and 1999, our Hertz Technology operations reported net losses of $2,338,069 and $694,871. As a result of operating expenses and development expenditures, our Return Assured operations have incurred net losses through August 31, 2000 of $2,323,019. If the merger occurred as of the beginning of fiscal 2000, we would have net losses for the fiscal year ended August 31, 2000 of approximately $5,852,000 on a pro forma basis. We may not be able to operate profitably in the future. We expect to experience substantial quarterly net losses for the foreseeable future, due primarily to the following factors:

            - Amortization of the goodwill arising from the merger will be a continuing drain on our earnings as that goodwill is charged to earnings over future quarters;

            - Competitive pricing pressures in our Hergo and RemoteIT businesses are expected to continue to negatively affect gross margins; and

            - Probable significant spending on operating expenses, in particular marketing expenses to bring the attention of businesses and consumers to Return Assured's services, will likely increase losses.

      Our Return Assured business plan is unproven and we may not be able to achieve profitability. We have not generated any revenues from our Return Assured operations. We intend to focus substantially all of our efforts, and use substantially all of our current working capital, in developing our Return Assured operations. We expect that our sales and marketing, operations and administrative expenses will increase in the future. As a result, we will need to generate significant revenues to achieve and maintain profitability. We do not know if our revenues will be sufficient to pay our expenses or that we will achieve profitability. We cannot be certain that we will achieve or sustain positive cash flow or profitability from our operations. Furthermore, Eli Hertz will receive 25% of the gross profit from our Hergo operations. As a result, little net cash flow from their operations, if any, will be available to us. Our net losses and negative cash flow from operating activities are likely to be substantial if:

      -     we are unable to attract and retain merchants using our web seal; or

      -     there is insufficient consumer demand for our web seal service.

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

      We may be unable to achieve our operating and financial objectives if we cannot manage our anticipated growth effectively. We anticipate that our business will grow rapidly. Our future success depends in large part on our ability to manage this anticipated growth. For us to manage this growth, we will need to:

      - expand and enhance our operating and financial procedures and controls;

      - replace or upgrade our operational and financial management information systems; and

      -     attract, train, manage and retain key employees.

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

Risks associated with the merger of Hertz Technology Group and Return Assured

      We have limited operating histories as online commerce companies, which will make the business of the combined company difficult to evaluate. The merger combined two companies that have limited operating histories as online commerce companies. Hertz Technology has been in the business of providing Internet and web-based services for only a little over a year. Return Assured was formed less than a year ago. Our prospects will therefore be subject to the risks, expenses and uncertainties frequently encountered by young companies that operate in the new and rapidly evolving markets for Internet products and services. These risks include:

-     evolving and unpredictable business models;

-     intense competition;

-     our need and ability to manage growth; and

-     the rapid evolution of technology in electronic commerce.

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

Risks associated with investing in us

      We expect our stock price to be volatile. The market price of the shares of our common stock has been, and will likely continue to be, subject to wide fluctuations in response to several factors, such as:

            -     actual or anticipated variations in our results of operations;

            -     announcements of technological innovations;

            - new services or product introductions by us or our competitors;

            -     changes in financial estimates by securities analysts; and

            - conditions and trends in the Internet and electronic commerce industries.

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


      -------------------------------------------------------------------------------------------------
      Conversion Share        Shares of Common Stock       Common Stock Underlying Series A Preferred
            Price               Issuable Under the           Stockholders as a Percentage of Total
                             Series A Preferred Stock              Common Stock Outstanding(1)
      -------------------------------------------------------------------------------------------------
            $1.00                    5,000,000                                 41%
      -------------------------------------------------------------------------------------------------
            $2.00                    2,500,000                                 26%
      -------------------------------------------------------------------------------------------------
            $3.00                    1,666,667                                 19%
      -------------------------------------------------------------------------------------------------
            $4.00                    1,666,667                                 19%
      -------------------------------------------------------------------------------------------------
            $5.00                    1,666,667                                 19%
      -------------------------------------------------------------------------------------------------


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

      If our common stock is delisted from Nasdaq, liquidity in our common stock will likely be adversely affected. Our common stock is listed for trading on the Nasdaq SmallCap Market. In order to continue to be listed on Nasdaq, however, we must meet certain criteria, including one of the following:

            -     maintaining $2,000,000 in net tangible assets,

            -     having a market capitalization of at least $35,000,000, or

            -     having net income of $500,000.

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

      If our common stock is delisted from Nasdaq, our common stock may become subject to the penny stock rules. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 other than securities registered on certain national securities exchanges or quoted on Nasdaq provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The rules require that, prior to a transaction in a penny stock not otherwise exempt from the rules, the broker-dealer must:

            - deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market;

            - provide the customer with current bid and offer quotations for the penny stock;

            - disclose the compensation of the broker-dealer and its salesperson in connection with the transaction;

            - provide the customer monthly account statements showing the market value of each penny stock held in the customer's account; and

            - make a special written determination that the penny stock is a suitable investment for the customer and receive the customer's written agreement to the transaction.

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

      2. Proposal to adopt Hertz Technology Group, Inc.'s amended and restated certificate of incorporation, which will:

            - change the name of the corporation from Hertz Technology Group, Inc. to Return Assured Incorporated;

            - increase the authorized number of shares of common stock to 50,000,000; and

            - create a new class of 1,000,000 shares of "blank check" preferred stock and empower the Board of Directors to authorize the issuance of one or more classes of that preferred stock, or one or more series of any such class, and to fix the preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof for each such class or series.

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

      The prices set forth below have been adjusted to reflect:

      - the one-for-three reverse stock split effective November 2, 1998, and

      - the 100% stock dividend on our common stock, effective May 18, 1999. As a result of the stock dividend, each outstanding Class A warrant became exercisable to purchase two shares of common stock.

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

RECENT SALES OF SECURITIES

Below is a summary of securities offered by:
- our Return Assured subsidiary prior to the merger;
- us prior to the merger within the past three years; and
- us in connection with the merger.

BY OUR RETURN ASSURED SUBSIDIARY PRIOR TO THE MERGER

On July 1, 1999, Return Assured issued shares of common stock to its founders, John A. Carter and Michael Mulberry at $0.001, par value. As part of Return Assured's recapitalization on July 6, 2000, Messrs. Carter and Mulberry agreed to waive claims to Return Assured securities in exchange for 600,000 shares each. These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. Messrs. Carter and Mulberry represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

On July 6,2000 Return Assured issued 265,000 shares of common stock to Sean Blackwell, Dublin, Ireland for $0.50 per share in connection with assisting us in locating capital. These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The investor represented in writing that he was not a United States resident and that he acquired the securities for his own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

On July 6, 2000, Return Assured issued shares of common stock to Ascension Holdings in connection with assisting us in locating capital. As part of Return Assured's recapitalization on June 6, 2000, this investor agreed to waive any claims to Return Assured securities in exchange for 150,000 shares of common stock, at $$0.50 per share, and a common stock purchase warrant to purchase up to 300,000 shares at $1.00 per share, which warrant expires on June 27, 2003. These securities were sold under the exemption from registration provided by
Section 4(2) of the Securities Act and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The investor represented in writing that it was not a United States resident and that it acquired the securities for its own account. A legend was placed on the certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

From September 1999 through December 1999, Return Assured issued 259,185 shares of common stock in a private placement for $259,185. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchasers represented in writing that they were either not United States residents or were accredited investors and that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption. Investors that participated were:

                                                                 Price per share
Date              Name                      Shares Issued            ($US)
-------           ---------                 -------------        ---------------

15-Sep-99         D. Chapman                10,000               $1.00
16-Sep-99         S. O'Connor               2,000                $1.00
16-Sep-99         M. Cotter                 2,667                $1.00
16-Sep-99         Hedgehog Ltd.             20,000               $1.00
16-Sep-99         R. Campbell               20,000               $1.00
17-Sep-99         M. Schwass                1,000                $1.00
17-Sep-99         M. Biddle                 3,000                $1.00
17-Sep-99         K. Caouete                10,000               $1.00
22-Sep-99         J. Benko                  2,667                $1.00
23-Sep-99         M. Taylor                 2,000                $1.00
23-Sep-99         S. Hamana                 6,400                $1.00
23-Sep-99         H. Rygmyr                 10,000               $1.00
29-Sep-99         T. Eyford                 5,000                $1.00
29-Sep-99         E. Bouthot                6,000                $1.00
30-Sep-99         M. Doyle                  6,000                $1.00
06-Oct-99         J. Joyce                  1,400                $1.00
06-Oct-99         A. Hrubsa                 3,500                $1.00
06-Oct-99         M. Rankin                 8,000                $1.00
06-Oct-99         T-Bone Ent.               10,000               $1.00
06-Oct-99         D. Chapman                10,000               $1.00
18-Oct-99         P. Thrift                 8,000                $1.00
18-Oct-99         F. Roeske                 10,000               $1.00
28-Oct-99         M. Doyle                  1,000                $1.00
28-Oct-99         Hedgehog Ltd.             1,333                $1.00
28-Oct-99         D. Haley                  1,400                $1.00
28-Oct-99         P. Carson                 1,400                $1.00
28-Oct-99         S. Rolls                  2,000                $1.00
28-Oct-99         H. Kirby                  3,000                $1.00
28-Oct-99         P. Edwards                3,655                $1.00
28-Oct-99         P. Thrift                 5,000                $1.00
01-Dec-99         D. McKinnon               8,000                $1.00
02-Dec-99         R. Sayer                  3,500                $1.00

03-Dec-99         D. Cotton                 3,500               $1.00
03-Dec-99         J. Prinn                  12,930              $1.00
06-Dec-99         P. Moir                   1,000               $1.00
06-Dec-99         D. Maguire                5,000               $1.00
07-Dec-99         D. Samson                 3,500               $1.00
07-Dec-99         R. Smith                  5,000               $1.00
09-Dec-99         P. Flanders               3,000               $1.00
13-Dec-99         L. Mulberry               4,000               $1.00
13-Dec-99         D. Blenkhorn              5,000               $1.00
31-Dec-99         D. Ewert                  1,000               $1.00
31-Dec-99         R. Lee                    5,000               $1.00
28-Feb-00         Hedgehog Ltd.             1,333               $1.00
28-Feb-00         J. Sorel                  10,000              $1.00
03-Mar-00         T. McCann                 1,000               $1.00




In January 2000, Return Assured issued 26,500 shares of common stock in a private placement for $33,125.These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchasers represented in writing that they were not United States residents or were accredited investors and that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption. The investors that participated were:

Date              Name             Shares Issued     Price per share
--------          ----------       -------------         ($US)
                                                     ---------------
03-Jan-00         G. Kettleson     10,000             $1.25
06-Jan-00         D. Cotton        2,500              $1.25
10-Jan-00         R. Sayer         5,000              $1.25
10-Jan-00         J. Lee           1,000              $1.25
11-Jan-00         L. Mulberry      4,800              $1.25
14-Jan-00         D. Bouthot       1,200              $1.25
15-Jan-00         R. Biddle        2,000              $1.25


In March 2000, Return Assured issued shares of common stock to two investors in a private placement for $100,000. As part of Return Assured's recapitalization on June 6, 2000, these two investors each agreed to waive claims to Return Assured securities in exchange for 150,000 shares each. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchasers represented in writing that they were not United States residents and that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption. The investors that participated were:

Date            Name              Shares Issued     Price per share ($US)
--------        -------------     -------------     --------------------
03-Mar-00       Capsicum Verte    150,000            $0.33
14-Mar-00       Trailblazer
                Holdings          150,000            $0.33

March 23, 2000, Return Assured issued shares of common stock to Advanced Strategies in a private placement for $150,000. As part of Return Assured's recapitalization on June 6, 2000, this investor agreed to waive any claims to Return Assured securities in exchange for 300,000 shares of common stock at $0.50 per share, and a common stock purchase warrant to purchase up to 150,000 shares at $1.00 per share, which warrant expires on June 7, 2003. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchaser represented in writing that it was not a United States resident and that it acquired the securities for its own account. A legend was placed on the certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

On July 6, 2000, Return Assured issued shares of common stock to David McMillan in a private placement for $17,713. As part of Return Assured's recapitalization on July 6, 2000, this investor agreed to waive any claims to Return Assured securities in exchange for 150,000 shares of common stock at $0.11 per share and a common stock purchase warrant to purchase up to 150,000 shares at $1.00 per share, which warrant expires on June 7, 2003. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchaser represented in writing that it was not a United States resident and that it acquired the securities for its own account. A legend was placed on the certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

On July 6 2000, Return Assured issued shares of common stock to Foundation Concordia in a private placement for $17,713. As part of Return Assured's recapitalization on July 6, 2000, this investor agreed to waive any claims to Return Assured securities in exchange for 150,000 shares of common stock at $0.11 per share. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchaser represented in writing that he was not a United States resident and that he acquired the securities for his own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

On July 6 2000, Return Assured issued 45,000 shares at $1.43 of common stock to each of Dale Vander Geissen and Robert Blagman for their service as directors of Return Assured. These securities were issued under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The directors represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

On July 6, 2000, Return Assured issued an aggregate of 505,000 shares of common stock to certain employees and consultants for their service to Return Assured, including 300,000 shares of common stock to Return Assured's President, Matthew Sebal. These securities were issued under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 and Rule 903 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The employees and consultants represented in writing that they were either executive officers of Return Assured or that they were not United States residents and that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption. The consultants and employees that received these shares were:

Date              Name                 Shares Issued     Price per share
--------          ---------            -------------          ($US)
                                                         --------------
06-Jul-00         M. Carter            5,000             $1.43
06-Jul-00         D. Davidson          5,000             $1.43
06-Jul-00         B. Kovacevic         5,000             $1.43
06-Jul-00         S  Wilson            10,000            $1.43
06-Jul-00         S. Wilson (other)    10,000            $1.43
06-Jul-00         J. Money             10,000            $1.43
06-Jul-00         M. Sweatman          20,000            $1.43
06-Jul-00         P. Davey             20,000            $1.43

06-Jul-00         A. Moffat            30,000            $1.43
06-Jul-00         J. Nichols           40,000            $1.43
06-Jul-00         M. Sebal             300,000           $1.43
06-Jul-00         G. Hooper            50,000            $1.43



On July 13, 2000, Return Assured issued 560,000 shares of common stock in a private placement for $800,000. In addition, Return Assured issued notes in the principal amount of $200,000 and common stock purchase warrants to purchase up to 28,000 shares at $1.43 per share, which warrant expires on June 20, 2003, for $200,000. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchasers represented in writing that they were accredited investors and that they acquired the securities for their own accounts. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption. Investors that participated were:

Date              Name                Shares Issued     Price per share
---------         ----------          -------------          ($US)
                                                        ---------------
13-Jul-00         K. Vogler           35,000            $1.43
13-Jul-00         Turbo Intl.         35,000            $1.43
13-Jul-00         J. Campagna         70,000            $1.43
13-Jul-00         C. Burckhardt       70,000            $1.43
13-Jul-00         Shangri La Inv.     105,000           $1.43
13-Jul-00         J. Canzano          245,000           $1.43


On July 6,2000 Return Assured issued certain securities to two consultants in connection with the July 2000 private placement, the execution of the definitive merger agreement to merge with us and the execution of a definitive stock purchase agreement for the sale of $5,000,000 convertible preferred stock. These securities were an aggregate of 740,000 shares of common stock, a common stock purchase warrants to purchase up to 100,000 shares at $1.00 per share, which warrant expires on July 13, 2003, a common stock purchase warrants to purchase up to 340,000 shares at $1.00 per share, which warrant expires on July 13, 2005, a common stock purchase warrants to purchase up to 333,333 shares at $3.00 per share, which warrant expires on July 13, 2005. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The consultants represented in writing that they were accredited investors and that they acquired the securities for their own accounts. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption. The consultants were:

Date              Name                        Shares Issued     Price per share
--------          ----------                  -------------         ($US)
                                                                ---------------
06-Jul-00         Donahue & Assoc.            170,000           $1.43
06-Jul-00         KGL Investments             570,000           $1.43


On July 10, 2000 Return Assured issued to Rusper International, Inc. and Saks Fund International, Inc. common stock purchase warrants to purchase up to 287,500 shares of common stock at an exercise price of $2.00 per share which expired immediately prior to the closing of the merger with us. Two investors each exercised warrants to purchase 100,000 shares of common stock each. One investor paid $200,000. The other investor was granted the shares without paying the exercise price for agreeing to purchase a portion of the shares of common stock we were obligated to purchase from Eli Hertz at the closing of the merger. These securities were sold under the exemptions from registration provided by
Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither Return Assured or any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchasers represented in writing that they were accredited investors and that they acquired the securities for their own accounts. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption. The unexercised warrants to purchase up to 87,500 shares expired at the closing of the merger.

On June 6, 2000 we issued Joe Campagna 100,000 shares, at $1.75 per share, of common stock in a private placement for $175,000. These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchaser represented in writing that it was an accredited investor and that it acquired the securities for its own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

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

BY US IN THE MERGER

In connection with the merger, we issued

     - to the stockholders of Return Assured 4,895,685 shares of common stock, and
     - to the warrant holders of Return Assured warrants to purchase up to 1,401,333 shares of common stock.

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

Simultaneous with the merger, we issued 5,000 shares of Series A Preferred Stock and 404,041 common stock purchase warrants in a private placement to Global Emerging Markets for $5,000,000. These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated under the

Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchaser represented in writing that it was an accredited investor and that it acquired the securities for its own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

      THE MERGER OF HERTZ TECHNOLOGY GROUP AND RETURN ASSURED INCORPORATED

In early March 200 Return Assured Incorporated was at a stage of their development that company decided to look for a vehicle to raise funds and a partner to take their business plan to an operational level.

The Company, through corporate counsel, set out merger partner criteria, solicited a short list of candidates, and interviewed a number of investment groups. The company decided on:

HERTZ TECHNOLOGY GROUP ("HTG")

A business whose core competency was supplying support in terms of hosting services, desk-side services, web design and even furniture for "bricks and mortar" and "e-business'). Hertz Technology Group was looking for a partner to give them a positive differentiation in the marketplace.

The company felt HTG was attractive for a number of reasons:

     A. HTG customers were the type of business that Return Assured wanted to market to. The two business had many cross-marketing opportunities in the white box, ISP, and web design businesses. The common denominator of all of these business is they all had a strong customer-not-present transaction components. The Return Assured Return Seal of Approval helps build these types of transactions
     B. Return Assured could use several business lines in HTG as test market for Seal product. This afforded Return Assured a critical mass of customers, instantly in the New York area (an area with a high concentration of technology and e-business press) C. HTG had good name with consumers and enterprise customers. The Return Assured business plan focused on building "trust" between on-line business and consumers. We needed a partner that was beyond reproach within their industry.
     D. HTG had good corporate structure and solid governance. This was key if Return Assured was coming to the merger with funds.
     E. HTG had no significant debts. This was important to us as we did not want to inherit a partner's liabilities.
     F. HTG executive were very enthusiastic and optimistic about our business pan. Management was willing to pledge current customer relationships to the concept. They believed the business would add immediate value to their portfolio of offerings and differentiate them in the marketplace.
     G. HTG had preferential lease terms at 75 Varrick St., New York. This would be a good logistics center for Return Assured for the east coast. Return Assuerd could move in with none of the lag time to develop infrastructure - telephones, computers, etc....
     H. HTG had a Nasdaq SmallCap listing. This was more attractive than other otc:BB candidates we considered as it made certain investor groups that were prohibited by charter from investing in OTC companies, available.

     I. HTG had a loyal and consistent trading record. This again made our company more attractive to higher quality investment firms

HTG felt Return Assured was an attractive merger candidate for many reasons as well:

     A. HTG also felt that there were synergies in the white box, ISP, and web design businesses. This not only meant revenues for Return Assured but increase sales for HTG.
     B. Return Assured had a high-growth business pan that called for $4MM in sales in the first year. HTG management felt that this was attainable and felt it would significantly add to overall revenues for HTG.
     C. Return Assured was negotiating contracts with several large portals. HTG felt the discussions were a strong sign of industry approval of the business plan.
     D. The Return Assured business plan capitalized on HTG's core strengths, especially HTG's good name in the industry. The business of trust would only further enhance HTG's other businesses as business to be trusted..
     E. Return Assured has solid, experienced executive - The CEO and CIO were both IBM and technology veterans.
     F. Return Assured had support and partnerships with Lloyd's and IBM. These were blue-chip corporations.
     G. Return Assured had negotiated $5MM in financing with well known Private Equity firm - GEM. Again, blue chip partners.
     H. Return Assured business plan leveraged e-retail boom. This complemented existing HTG business strategies.
     I. In order to ensure that the "development" stage business would deliver on promises and act as a catalyst for other HTG rather than a drain, HTG executive insisted in the following deliverables before closing:

          - Execute a definitive agreement for insurance from Lloyd's Of London by Hiscox Syndicate for catastrophic losses with respect to professional liability and cyber liability;
          - Launch Return Assured's web site and demonstrate its ability to substantially carry out the function as described in the Return Assured Business Plan;
          - Enter into a contract with a substantial client with multiple merchants;
          - Execute a definitive agreement with IBM to design the computer system necessary to operate a high volume of the proposed business;
          - Present a thorough articulation of the functional requirements and a systems architecture to support Return Assured's web enabled application that will feature the necessary application logic to support Return Assured's proposed services (such as the online purchase of services); and
          - Appoint one, two or more of the following permanent management positions and demonstrate the appointee's ability and experience commensurate with the respective assignment in a public company:
               CEO, CFO, VP Sales/Marketing and CIO.; and

          - Provide marketing and sales literature regarding the Return Assured business including a marketing brochure.

         All of these conditions were met before closing.

GLOBAL EMERGING MARKETS ("GEM")

Global Emerging Markets is a private investment group specializing in control, minority, and public market investing. GEM held a number of internet - based investments and felt that an investment in Return Assured would have strong "trickle-down" effects to their other investments. GEM believed in the business plan and felt that the Return Assured concept was a integral piece of the e-retail equation.

Both our business partners and our capital partners had imperatives. GEM wanted a liquid investment that could provide the opportunity to exit the investment within five years. HTG wanted a partner that would add value to the company both in revenues and in share price. They were willing to partner with a company that had would positively differentiate their company in the market immediately, sacrificing medium term revenues it that partner was sufficiently capitalized and would not cannibalize their operating income.

There was no pre-existing relationship between any combination of the three parties (Return Assured, HTG, GEM), but once all parties ware at the table it became apparent that the strength of the deal relied on the integrity of the "three-legged stool"

In May 2000, GEM Global Yield Fund Limited ("GEM") executed an agreement for a "PIPE" financing with A Sure eCommerce, Inc. for $5,000,000 of preferred stock. Pursuant to the Merger Agreement by and among Hertz Technology Group, Inc. ("HERZ"); A Sure Acquisition Corporation, (the "Merger Subsidiary"), and A Sure eCommerce, Inc. ("Asure"), dated July 13, 2000, the merger subsidiary, a wholly-owned subsidiary of Hertz Technology Group, Inc ("HTG") was merged with and into Return Assured Incorporated, a Nevada Corporation, ("RAI"). As a result of the merger, the separate corporate existence of A Sure Acquisition ceased and RAI survived the merger as a wholly-owned subsidiary of HTG. At the effective time of the merger, the corporate name of HTG was changed to "Return Assured Incorporated"("Registrant"). As part of the Merger Agreement, Registrant assumed the PIPE financing of A Sure eCommerce, Inc. because the closing of the PIPE was a condition to the closing of the merger.

GEM Global Yield Fund Limited, a private investment fund, purchased Series A Preferred Stock in the ammount of $5,000,000 and a five-year warrant to purchase 404,041 shares of common stock exercisable at $3.00 per share. The Series A Preferred Stock accrues dividends at a rate of1% per annum. It is convertible into common stock. The number of shares of common stock to be issued upon conversion of each share of preferred stock is determined by dividing $1,000, the stated value of the preferred share, plus accrued dividends, by the conversion price at the time of conversion. The maximum conversion price is $3.00 per share. However, if the market price of Registrant's stock at the time of conversion is below the maximum conversion price, the conversion price is reduced to the average of the three lowest closing bid prices for the common stock during the 45 days before the date of conversion. Because the actual number of shares of the common stock that could be issued on conversion of the preferred shares may fluctuate, the number of shares to be issued upon the conversion of all the Preferred Stock can only be estimated based on the then current price of the Registrant's common stock.

-------------------------------------------------------------------------------

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

      -     wages and salaries;

      -     consulting fees; and

      -     financing fees.

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

      To date, we have primarily financed our operations through the sale of our equity securities:

- In May 2000, raised $175,000 from the sale of 100,000 shares of common stock.

- In June 2000, Return Assured prior to the merger raised $800,000 from the sale of 560,000 shares of common stock and $200,000 from the sale of convertible notes.

- In October 2000, we raised $5,000,000 from the sale of our Series A convertible preferred stock.

      After giving effect to the merger, the sale of our Series A preferred stock and the redemption of Eli Hertz' common stock, we had, as of August 31, 2000, on a pro forma basis, approximately:

-     $4.8 million in cash and cash equivalents; and

-     $5.9 million in working capital.

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

Limitation on Liability and Indemnification of Directors and Officers

      Our certificate of incorporation eliminates the personal liability of directors to us and our stockholders for monetary damages for breach of fiduciary duty as a director to the fullest extent permitted by Section 102 of the Delaware General Corporation Law. However, this provision shall not eliminate or limit the liability of a director:

      - for any breach of the director's duty of loyalty to us or our stockholders,

      - for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,

      - arising under Section 174 of the Delaware General Corporation Law (with respect to unlawful dividend payments and unlawful stock purchases or redemptions), or

      - for any transaction from which the director derived an improper personal benefit.

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

Long Term Incentive Plans

      Under the employment agreement between our Hergo subsidiary and Eli E. Hertz, Mr. Hertz is entitled to a bonus of 25% of the total gross profits from sales of products and services by Hergo. The bonus is determined on a quarterly basis payable quarterly within 45 days after the end of each fiscal quarter during his employment with Hergo. At Mr. Hertz's election, estimated monthly payments may be made on account of incentive compensation based on monthly sales and gross profits. Under the agreement, gross profit means:

- total sales based on the invoice price of all sales of products and services less taxes and freight subject to appropriate retroactive adjustment if such invoice is not collected in full within six months;

-     less cost of such goods or services,

all as determined in accordance with general accounting principles consistent with past practice. Because our Hergo operations have not shown a profit in the past two years, we can not reasonably estimate the amount that will be payable to Mr. Hertz over the term of his employment contract.

Directors's Compensation and Committees

      We have not paid and do not presently propose to pay compensation to any director for acting in such capacity, except for the grant of shares of common stock or options and reimbursement for reasonable out-of-pocket expenses in attending meetings.

      We have two formal committees:

- the Audit Committee, which consists of Michael Hillerbrand, Robert Blagman and Dale Vander Geissen; and

- the Compensation Committee, which consists of Michael Hillerbrand and Dale Vander Geissen.

      The functions of the Audit Committee include:

-     monitoring our financial reporting process and internal control systems;

- reviewing and appraising the audit efforts of our independent accountants and internal auditing functions;

- reviewing compliance with laws and regulations under which we are required to operate, including compliance with the Nasdaq corporate governance standards; and

- providing an open avenue of communication among our independent accountants, financial and senior management, internal auditing department and Board of Directors.

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

--------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

      The following table sets forth information regarding the beneficial ownership of our common stock as of November 9, 2000. The information in this table provides the ownership information for:

      - each person known by us to be the beneficial owner of more than 5% of our common stock,

      -     each of our directors,

      -     each of our executive officers, and

      -     our executive officers, directors and director nominees as a group.

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

                                EXHIBIT INDEX

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

        4.1       Specimen Stock Certificate (4)

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

       10.3       Employment Agreement between Hergo Ergonomic Support Systems, Inc. and I.
                  Marilyn Hertz (2)

       10.4       Employment Agreement between Return Assured Incorporated and Barry Goldsammler
                  (2)

       10.5       Consulting Agreement between Return Assured Incorporated and Eli Hertz (2)

       10.6       Series A Preferred Stock Purchase Agreement between Return Assured Incorporate and GEM Global Yield Fund Limited date July 13, 2000 (2)

       10.7       Statement of Work for Time Based Projects between IBM and Return Assured
                  Incorporated (4)

       10.8       Office Lease between P. Sun's Enterprises (Vancouver) Ltd. and A Sure
                  eCommerce, Inc. dated May 1, 2000 (4)

       10.9       Agreement of Lease between The Rector, Church-Wardens and Vestrymen of Trinity
                  Church in the City of New York and Hertz Computer Corporation for 75 Varick
                  Street (1)

      10.10       [Omitted]

      10.11       Agreement between Symposium Corporation Inc. and Return Assured Incorporated (4)

      10.12       Portal Agreement between eBrick Inc and Return Assured Incorporated (4)

      10.13       Form of Lloyd's of London Inc (Hiscox) Cyber Insurance Policy (4)

      10.14       Portal Agreement between Liquor.com, Inc. and Return Assured Incorporated (4)

      10.15       Form of Merchant Agreement (4)

         21       Subsidiaries of the Registrant (4)

       23.1       Consent of Goldstein Golub Kessler LLP (4)

       23.2       Consent of Pannell Kerr Forster P.C. (4)


(1) Incorporated by reference to Form SB-2, as amended, filed with the Securities and Exchange Commission (SEC File No. 333-9783).

(2) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 20, 2000.

(3) Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on April 18, 2000.

(4) Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on December 14, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                    RETURN ASSURED, INC.


Dated: October   , 2001            By: /s/ MATTHEW SEBAL
                                       -----------------
                                           Matthew Sebal
                                           President & Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of
the Registrant and in the capacities indicated on this day of October   , 2001.


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

                           The costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post implementation/ operation stage are expensed as incurred.

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
                           ---------------------------------------------------

                                                                   $ 2,164,000
                           ===================================================


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

RETURN ASSURED INCORPORATED
(FORMERLY A SURE ECOMMERCE, INC.)
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AUGUST 31, 2000 AND 1999
(U.S. DOLLARS)



        INDEX                                                                         PAGE
        -----                                                                         ----
        REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS                                   F-19

        FINANCIAL STATEMENTS

        Balance Sheets                                                                F-20

        Statement of Operations                                                       F-21

        Statement of Stockholders' Equity (Deficiency)                                F-22

        Statement of Cash Flows                                                       F-23

        Notes to Financial Statements                                          F-24 - F-32

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2000 and 1999 and the results of its operations and its cash flows for the initial 82 day period ended August 31, 1999, the year ended August 31, 2000 and the cumulative period from June 10, 1999 (inception) through August 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

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


"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
September 27, 2000, except for note 14(a) and (b) which is as of October 17, 2000

RETURN ASSURED INCORPORATED
(FORMERLY A SURE ECOMMERCE, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AUGUST 31
(U.S. DOLLARS)

                                                                        2000             1999
                                                                    -----------       -----------
ASSETS

CURRENT
  Cash                                                              $   132,107       $     2,674
  Accounts receivable                                                    37,759               372
  Prepaid expenses (note 4)                                             270,599               585
                                                                    -----------       -----------

TOTAL CURRENT ASSETS                                                    440,465             3,631
PROPERTY AND EQUIPMENT (note 5)                                          97,036             1,016
DEBT DISCOUNT (note 8(a)(iv)(c))                                        354,800                 0
                                                                    -----------       -----------

                                                                    $   892,301       $     4,647
                                                                    ===========       ===========

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities (note 6)                 $   346,166       $    14,664
  Due to shareholders                                                         0            16,302
                                                                    -----------       -----------
TOTAL CURRENT LIABILITIES                                               346,166            30,966
NOTES PAYABLE (note 7)                                                  200,000                 0
                                                                    -----------       -----------
TOTAL LIABILITIES                                                       546,166            30,966
                                                                    -----------       -----------
COMMITMENT (note 11)
CONTINGENCIES (note 12)

STOCKHOLDERS' EQUITY (DEFICIENCY) (note 8)

COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  Authorized
    100,000,000   Shares
  Issued and outstanding
       4,695,685  Shares (August 31, 1999 - 90)                       3,512,012                 1
SUBSCRIPTIONS RECEIVED                                                        0            35,426
DEFERRED OFFERING COSTS (note 8(a)(iv)(a))                             (843,361)                0
OTHER COMPREHENSIVE INCOME (LOSS)                                           503               (33)
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (2,323,019)          (61,713)
                                                                    -----------       -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                 346,135           (26,319)
                                                                    -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   892,301       $     4,647
                                                                    ===========       ===========

See notes to financial statements.

RETURN ASSURED INCORPORATED
(FORMERLY A SURE ECOMMERCE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
PERIOD FROM JUNE 10, 1999 (INCEPTION) THROUGH AUGUST 31, 1999, YEAR ENDED AUGUST
  31, 2000 AND PERIOD FROM JUNE 10, 1999 (INCEPTION) THROUGH AUGUST 31, 2000 (U.S. DOLLARS)

                                                                          PERIOD FROM       PERIOD FROM
                                                                            JUNE 10,          JUNE 10,
                                                                              1999              1999
                                                                          (INCEPTION)       (INCEPTION)
                                                         YEAR ENDED         THROUGH           THROUGH
                                                         AUGUST 31,        AUGUST 31,        AUGUST 31,
                                                            2000              1999              2000
                                                        -----------       -----------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Wages and salaries (note 8(a)(ii))                    $ 1,102,971       $         0       $ 1,102,971
  Professional fees                                         216,533            10,590           227,123
  Development costs                                         211,911                 0           211,911
  Financing fees                                            207,500                 0           207,500
  Travel and promotion                                      184,498            23,821           208,319
  Consulting fees                                           148,646            21,317           169,963
  Rent                                                       58,494             1,655            60,149
  Office and miscellaneous                                   46,641             4,330            50,971
  Internet service and web design                            29,189                 0            29,189
  Telephone                                                  15,259                 0            15,259
  Loan receivable write-off                                  14,255                 0            14,255
  Interest and finance charges                                8,592                 0             8,592
  Depreciation                                               16,817                 0            16,817
                                                        -----------       -----------       -----------

NET LOSS FOR PERIOD                                     $(2,261,306)      $   (61,713)      $(2,323,019)
                                                        ===========       ===========       ===========

NET LOSS PER SHARE                                      $     (1.96)
                                                        ===========

WEIGHTED AVERAGE NUMBER OF SHARES                         1,155,950
                                                        ===========


See notes to financial statements.

RETURN ASSURED INCORPORATED
(FORMERLY A SURE ECOMMERCE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
PERIOD FROM JUNE 10, 1999 (INCEPTION) TO AUGUST 31, 1999 AND YEAR ENDED AUGUST 31, 2000
(U.S. DOLLARS)

                                                                       COMMON SHARES
                                                                  AND PAID IN CAPITAL IN
                                                                   EXCESS OF $0.001 PAR                         DEFICIT
                                                             --------------------------------                 ACCUMULATED
                                                               NUMBER              AMOUNT                     DEVELOPMENT
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of
      Common stock
      For cash
      - Initial shares                                              90           $         1                 $         0
Subscriptions received                                               0                     0                           0
Exchange loss                                                        0                     0                           0
Net loss                                                             0                     0                     (61,713)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1999                                            90                     1                     (61,713)
COMMON STOCK
  Private placement                                          1,445,685             1,056,310                           0
  Shares issued for offering costs
    For going public (note 8(a)(iv)(a))                        340,000               486.200                           0
    For private placement (note 8(a)(iv)(b))                   200,000               286,000                           0
    For bridge financing (note 8(a)(iv)(c))                    200,000               286,000                           0
  Value of warrants issued in connection
    with bridge financing (note 8(a)(iv)(c))                         0                68,800                           0
    with going public (note 8(a)(iv)(a))                             0               233,726                           0
  Founders' and other employees
    and consultants and recapitalization                     2,095,000               887,476                           0
  Cancellation of original shares                                  (90)                   (1)                          0
  Legal fees incurred in connection
    with placement                                                   0                     0                           0
  Financing fees                                               415,000               207,500                           0
  Exchange Gain                                                      0                     0                           0
  Net Loss                                                           0                     0                  (2,261,306)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, AUGUST 31, 2000                                     4,695,685           $ 3,512,012                 $(2,323,019)
===================================================================================================================================


==================================================================================================================================
                                                          OTHER                                                         TOTAL
                                                       COMPREHENSIVE           DEFERRED                             STOCKHOLDERS'
                                                          INCOME               OFFERING         SUBSCRIPTIONS          EQUITY
                                                          (LOSS)                COSTS             RECEIVED           (DEFICIENCY)
----------------------------------------------------------------------------------------------------------------------------------
Issuance of
      Common stock
      For cash
      - Initial shares                                    $   0               $       0           $      0           $         1
Subscriptions received                                        0                       0             35,426                35,426
Exchange loss                                               (33)                      0                  0                   (33)
Net loss                                                      0                       0                  0               (61,713)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1999                                    (33)                      0             35,426               (26,319)
COMMON STOCK
  Private placement                                           0                       0                  0             1,056,310
  Shares issued for offering costs
    For going public (note 8(a)(iv)(a))                       0                (486,200)                 0                     0
    For private placement (note 8(a)(iv)(b))                  0                       0                  0               286,000
    For bridge financing (note 8(a)(iv)(c))                   0                       0                  0               286,000
  Value of warrants issued in connection
    with bridge financing (note 8(a)(iv)(c))                  0                       0                  0                68,800
    with going public (note 8(a)(iv)(a))                      0                (233.726)                 0                     0
  Founders' and other employees
    and consultants and recapitalization                      0                       0            (35,426)              852,050
  Cancellation of original shares                             0                       0                  0                    (1)
  Legal fees incurred in connection
    with placement                                            0                (123,435)                 0              (123,435)
  Financing fees                                              0                       0                  0               207,500
  Exchange Gain                                             536                       0                  0                   536
  Net Loss                                                    0                       0                  0            (2,261,306)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, AUGUST 31, 2000                                  $ 503               $(843,361)          $      0           $   346,135
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

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            PERIOD FROM             PERIOD FROM
                                                                                              JUNE 10,                JUNE 10,
                                                                                                1999                   1999
                                                                                            (INCEPTION)             (INCEPTION)
                                                                   YEAR ENDED                 THROUGH                  THROUGH
                                                                    AUGUST 31,               AUGUST 31,              AUGUST 31,
                                                                       2000                     1999                    2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                                          $(2,261,306)              $(61,713)              $(2,323,019)
  Items not involving cash
    Depreciation                                                         16,817                      0                    16,817
    Services rendered in exchange for
      shares and subscriptions                                        1,094,976                 35,426                 1,130,402
  Changes in operating assets and liabilities
    Accounts receivable                                                 (37,387)                  (372)                  (37,759)
    Changes in amount due to shareholders                               (16,302)                16,302                         0
    Prepaid expenses                                                   (270,014)                  (585)                 (270,599)
    Accounts payable and accrued liabilities                            331,502                 14,664                   346,166
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED BY) OPERATING ACTIVITIES                              (1,141,714)                 3,722                (1,137,992)
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                (112,837)                (1,016)                 (113,853)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Deferred offering costs                                              (123,435)                     0                  (123,435)
  Issuance of notes payable                                             200,000                      0                   200,000
  Issuance of common stock                                            1,306,883                      1                 1,306,884
-----------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,383,448                      1                 1,383,449
-----------------------------------------------------------------------------------------------------------------------------------

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                              536                    (33)                      503
-----------------------------------------------------------------------------------------------------------------------------------

INFLOW OF CASH                                                          129,433                  2,674                   132,107
CASH, BEGINNING OF YEAR                                                   2,674                      0                         0
-----------------------------------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                                   $   132,107               $  2,674               $   132,107

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
  Issue of common stock
    For services (note 8(a))                                        $   850,850               $ 35,426               $   886,276
    For financing fees                                                1,265,700                      0                 1,265,700

SUPPLEMENTAL CASH-FLOW INFORMATION
  Interest paid                                                               0                      0                         0
  Income taxes paid                                                           0                      0                         0
===================================================================================================================================


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

2.    SIGNIFICANT ACCOUNTING POLICIES

      (a)   Debt discount

            Debt discount represent costs to finance long term debt, these costs are deferred and amortized over the term of the related debt.

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

4.    PREPAID EXPENSES

      =============================================================================================================================
                                                                                            2000                            1999
      -----------------------------------------------------------------------------------------------------------------------------
      Prepaid professional and cyber liability insurance                                  $250,000                          $  0
        effective September 11, 2000 to September 10, 2001
      Deposits on leases and other                                                          20,599                           585
      -----------------------------------------------------------------------------------------------------------------------------
                                                                                          $270,599                          $585
      =============================================================================================================================


5.    PROPERTY AND EQUIPMENT


      ============================================================================================================================
                                                                          2000                                           1999
                                             ------------------------------------------------------------              -----------
                                                                      Accumulated
                                                Cost                  Depreciation                 Net                    Net
      ----------------------------------------------------------------------------------------------------------------------------
      Computer hardware and
        software                              $105,808                   $16,023                 $89,785                 $1,016
      Office furniture
        and equipment                            8,045                       794                   7,251                      0
      ----------------------------------------------------------------------------------------------------------------------------

                                              $113,853                   $16,817                 $97,036                 $1,016
      ============================================================================================================================

RETURN ASSURED INCORPORATED
(FORMERLY A SURE ECOMMERCE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
PERIOD FROM JUNE 10, 1999 (INCEPTION) TO AUGUST 31, 1999 AND YEAR ENDED AUGUST 31, 2000
(U.S. DOLLARS)



6.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


      =============================================================================================================================
                                                                          2000                                           1999
      -----------------------------------------------------------------------------------------------------------------------------
      Trade payables                                                    $304,775                                        $14,664
      Accrued wages and salaries                                          41,391                                              0
      -----------------------------------------------------------------------------------------------------------------------------
                                                                        $346,166                                        $14,664
      =============================================================================================================================


7.    NOTES PAYABLE


      ============================================================================================================================
                                                                                              2000                         1999
      ----------------------------------------------------------------------------------------------------------------------------
      12% two year promissory notes payable, due June 20, 2002
      convertible upon default into common stock at a
      price of $1.429 per share (note 8(a))                                                 $200,000                       $  0
      ============================================================================================================================

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

                  (iv) the Company issued 740,000 shares, at $1.43 per share, of these;

                           (a) 340,000 shares issued to KGL Investments and Donahhue & Associates for consulting services in relation to taking the company public via the merger with Hertz (note 14(a)) with 340,000 warrants attached (note 8(b)). The warrants were given a fair value of $233,726 and these amount along with the shares were recorded as deferred offering costs.

                           (b) 200,000 shares issued for completion of the $800,000 private placement in note 8(a)(i)(a) above with warrants attached to acquire 333,333 shares (note 8(b)).

                           (c) 200,000 shares issued for Bridge financing with warrants attached to acquire 100,000 shares (note 8 (b)). These warrants were given a fair value of $68,800. The value of the shares and warrants have been deferred and amortized over the life of the note payable. (note 7)

                  (v) the Company issued 300,000 shares as payment for the $35,426 subscriptions received. Of these, 150,000 shares include one share purchase warrant exercisable within three years at a price of $1.00 per share.

                  (vi) the Company issued 415,000 shares of common stock with 300,000 warrants attached. These shares were issued as consideration for financing fees the Company incurred but the financing was never completed.

         (b)      Warrants

====================================================================================================================================
                                                                                                        NUMBER       EXERCISE
                  EXPIRY DATE                                                                         OF SHARES       PRICE
------------------------------------------------------------------------------------------------------------------------------------
                  Closing of merger (note 14(a)) (100,000 exercised subsequent to                       110,000      $  2.00
                  August 31, 2000)
                  June 7, 2003 (note 8(a)(i)(c), 8(a)(v) and 8(a)(vi))                                  600,000      $  1.00
                  June 7, 2003 (note 8(a)(iv)(c))                                                       100,000      $  1.00
                  June 7, 2003 (note 8(a)(iv)(b))                                                       333,333      $  3.00
                  June 20, 2003 (note 8(a)(i)(a))                                                        28,000      $ 1.429
                  June 7, 2005 (note 8(a)(iv)(a))                                                       340,000      $  1.00
====================================================================================================================================

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

10.      INCOME TAXES

====================================================================================================================================
                                                                                                       2000              1999
------------------------------------------------------------------------------------------------------------------------------------
         Deferred income tax assets
           Net operating loss and credit carryforwards                                               $ 830,000          $ 21,000
------------------------------------------------------------------------------------------------------------------------------------
         Gross deferred tax assets                                                                     830,000            21,000
         Valuation allowance                                                                          (830,000)          (21,000)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $       0          $      0
====================================================================================================================================

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



13.      COMPREHENSIVE LOSS

====================================================================================================================================
                                                                                                  PERIOD FROM           PERIOD FROM
                                                                                                 JUNE 10, 1999         JUNE 10, 1999
                                                                                                  (INCEPTION)           (INCEPTION)
                                                                            YEAR ENDED              THROUGH               THROUGH
                                                                            AUGUST 31,             AUGUST 31,            AUGUST 31,
                                                                               2000                   1999                 2000
------------------------------------------------------------------------------------------------------------------------------------
         Net loss                                                          $(2,384,741)             $(61,713)          $(2,446,454)
         Other comprehensive income (loss)                                         536                   (33)                  503
------------------------------------------------------------------------------------------------------------------------------------
         Comprehensive loss                                                $(2,384,205)             $(61,746)          $(2,445,951)
====================================================================================================================================

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

                           Given the market price on the date of issuance of the preferred shares, there was no beneficial conversion feature.

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

                         PRO FORMA FINANCIAL INFORMATION

              UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited consolidated pro forma financial statements give effect to the merger of Hertz Technology Group, Inc. ("Hertz") and Return Assured Incorporated "Return Assured". This merger, a purchase transaction, has been accounted for as a reverse acquisition with Return Assured as the accounting acquiror. In addition, the consolidated pro forma financial statements also give effect to the sale of $5 million of newly created Series A Preferred Stock immediately following the merger. The unaudited pro forma consolidated balance sheet presents the financial position of Hertz and Return Assured as of August 31, 2000 assuming the merger and sale of Preferred Stock had occurred on that date. Such pro forma information is based upon the historical balance sheet data of Hertz and Return Assured as of that date. The unaudited pro forma consolidated statements of operations give effect to the merger of Hertz and Return Assured by combining the results of operations of Hertz and Return Assured for the year ended August 31, 2000, respectively, as if the merger and the Preferred Stock transaction had occurred on September 1, 1999. Return Assured is a development stage company.

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

                           Return Assured Incorporated
                      Pro Forma Consolidated Balance Sheet
                                 August 31, 2000
                                   (Unaudited)
                                 (in thousands)

Return Assured, Inc.
August 31, 2000

Consolidated Balance Sheet




                                                                               Return        Pro Forma
                                                               Hertz           Assured       Adjustments              Pro Forma
                                                             ------------------------------------------------------------------
ASSETS
Current:
  Cash                                                            147              132            4,975      3            4,619
                                                                                                   (435)     2
                                                                                                   (200)     4
  Marketable securities                                           657                                                       657
  Accounts receivable                                             766               39                                      805
  Inventory                                                       477                                                       477
  Prepaid Expenses and other current assets                       102              271                                      373
                                                              -----------------------------------------------------------------
    Total current assets                                        2,149              442            4,340                   6,931

Property and equipment                                          1,305               97                                    1,402
Goodwill                                                          120                             2,764      1            2,764
                                                                                                   (120)     1

Deferred Financing Costs                                                           355             (355)     4                0
Other Assets                                                       77                                                        77
                                                              -----------------------------------------------------------------
    Total Assets                                                3,651              894            6,629                  11,174
                                                              =================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                        292              346                                      638
  Accrued expenses and other current liabilities                  152                                42      1              194
  Current portion of capital lease obligations                     59                                                        59
  Current portion of notes payable                                  3                               290      2              293
                                                              -----------------------------------------------------------------
      Total current liabilities                                   506              346              332                   1,184
                                                              =================================================================

Capital Lease Obligations, net of current portion                 182                                                       182
Notes Payable                                                      16              200             (200)     4               16
                                                              -----------------------------------------------------------------
  Total Liabilities                                               704              546              132                   1,382
                                                              -----------------------------------------------------------------
Preferred Stock                                                                                   5,000      3            5,000
                                                              -----------------------------------------------------------------

Shareholders' Equity:
  Common Stock                                                      3            3,512           (3,509)     1                6
  Additional paid-in-capital                                    6,033                             4,707      1
                                                                                                 (6,033)     1
                                                                                                     (3)     1
                                                                                                   (231)     2
                                                                                                    669      3
                                                                                                  3,509      1            8,651
  Less: treasury stock                                           (286)                              286      1                0
  Accumulated other comprehensive income                                             1                                        1
  Deferred offering costs                                                         (842)             842      1                0
  Accumulated deficit                                          (2,803)          (2,323)           2,803      1           (3,866)
                                                                                                   (494)     2
                                                                                                   (694)     3
                                                                                                   (355)     4
                                                              -----------------------------------------------------------------
Total Shareholders' Equity                                       2,947              348            1,497                   4,792
                                                              -----------------------------------------------------------------

Total Liabilities and Shareholders' Equity                       3,651              894            6,629                  11,174
                                                              =================================================================

Return Assured Incorporated
Notes to Unaudited Pro Forma Consolidated Balance Sheet
August 31, 2000


The pro forma consolidated balance sheet of Return Assured gives effect to the issuance of Hertz common stock and warrants to purchase common stock in exchange for all the outstanding common stock and warrants to purchase common stock of Return Assured as if it had occurred on August 31, 2000. For accounting purposes, this transaction is being accounted for as a purchase with Return Assured being the acquiror. Further, Hertz and Return Assured have entered into other agreements that will take place concurrently with the closing of this merger. Following is a summary of the pro forma adjustments to reflect the foregoing:

1. Adjustment to reflect (a) the value of the Hertz shares outstanding prior to the merger at fair market value of $2 per share, (b) costs of the merger amounting to approximately $165,000 in cash, which is comprised of deferred costs of approximately $123,000 and accrued expenses of approximately $42,000, and (c) shares valued at 486,000 with attached warrants with a Black Scholes value of approximately $233,000 given as finder's fee. The excess of the value of the shares and warrants issued and the costs of the transaction over the net assets of Hertz has been recorded as goodwill.

2. Adjustment to record the purchase of 115,385 shares of common stock from Eli E. Hertz and I. Marilyn Hertz for $435,000 in cash and the issuance of a $290,000 note payable, due April 17, 2001. The excess of the amount paid over the fair value of the shares of approximately $494,000 is recorded as a compensation charge.

3. Adjustment to record (a) sale of $5,000,000 of newly created Series A Preferred Stock to GEM Global Yield Fund ("GEM"), (b) $25,000 of cash paid for related professional fees associated with the Preferred Stock transaction and (c) the fair value under the Black Scholes method of 404,041 warrants issued to GEM in connection with the Preferred Stock transaction.

4. Adjustments to record the repayment of bridge financing and the elimination of the related deferred financing costs upon receipt of the funds from a Series A Preferred Stock.

                           Return Assured Incorporated
                 Pro Forma Consolidated Statement of Operations
                       For the Year ended August 31, 2000
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                           Return           Pro Forma
                                                             Hertz         Assured         Adjustments             Pro Forma
                                                           -----------------------------------------------------------------

Sales                                                         6,319                                                   6,319
Cost of Sales                                                 3,848                                                   3,848
                                                           --------------------------------------------            ---------
Gross Profit                                                  2,471             0                  0                  2,471

Selling, general and administrative expenses                  4,149           2,261              125       1          7,297
                                                                                                 578       2
                                                                                                 184       4
Loss on Disposal                                                605                                                     605
                                                           --------------------------------------------            ---------
Operating loss                                               (2,283)         (2,261)            (887)                (5,431)

Other Income (Expense):
Other Income                                                     44                                                      44
Interest, net                                                    37                              (29)      5              8
                                                           --------------------------------------------            ---------
Loss before provision for income taxes                       (2,202)         (2,261)            (916)                (5,379)

Provision for income taxes                                      136                                                     136
                                                           --------------------------------------------            ---------
Net Loss                                                     (2,338)         (2,261)            (916)                (5,515)

Preferred stock dividends                                                                         50       3             50
                                                           --------------------------------------------            ---------
Net Loss attributable to common shareholders                 (2,338)         (2,261)            (966)                (5,565)
                                                           ============================================            =========
Net loss per share -  basic and diluted                       (1.08)          (1.96)                                  (0.80)
                                                           =========================                               =========
Weighted average number of shares outstanding -
  basic and diluted                                           2,159           1,156                                   6,939   6
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

3. Adjustment to record 1% dividend on $5,000,000 of Series A Preferred Stock to GEM Global Yield Fund.

4. Adjustment to record the amortization of approximately $2,764,000 of goodwill over a period of 15 years. The Company believes that a 15-year goodwill life is appropriate in this merger as the largest revenue contributor is Hergo Ergonomic Support Systems, Inc. Hergo is a manufacturer of modular racks and technical furniture, it has been in business for a number of years, its customers are in a variety of industries and its operations do not rely directly on the technology sector.

5. Adjustment to record the interest expense at a rate of 10% on the $290,000 note payable to Eli & Marilyn Hertz.

6. Pro forma net income per share is computed by dividing the pro forma net income by Hertz's weighted average number of shares after giving effect to the issuance of 4,895,685 shares of common stock and the purchase of 115,385 shares of common stock from Eli and Marilyn Hertz in conjunction with the merger for $435,000 cash and a $290,000 note payable. Incremental shares from the effect of options, warrants and convertible preferred stock have not been included in the weighted average shares calculation on a diluted basis as the effect would have been antidilutive.

7. Note: In connection with the Preferred Stock transaction discussed in footnote (3) above, Return Assured (a) paid $25,000 in cash for related professional fees and (b) issued 404,041 of warrants to GEM with a fair value under the Black Scholes method of approximately $669,000. The accretion of these preferred stock costs will reduce the amount available to common shareholders of the merged companies. In connection with the merger, Returned Assured paid Eli and Marilyn Hertz $435,000 in cash and a $290,000 note payable for 115,385 shares of Hertz Common Stock. The $494,230 above market value paid to Eli and Marilyn Hertz is considered to be a charge to compensation. The accretion and compensation charges are deemed to be nonrecurring and therefore has not been considered in the accompanying pro forma consolidated statement of operations.

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

        4.1       Specimen Stock Certificate (4)

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

       10.3       Employment Agreement between Hergo Ergonomic Support Systems, Inc. and I.
                  Marilyn Hertz (2)

       10.4       Employment Agreement between Return Assured Incorporated and Barry Goldsammler
                  (2)

       10.5       Consulting Agreement between Return Assured Incorporated and Eli Hertz (2)

       10.6       Series A Preferred Stock Purchase Agreement between Return Assured Incorporate and GEM Global Yield Fund Limited date July 13, 2000 (2)

       10.7       Statement of Work for Time Based Projects between IBM and Return Assured
                  Incorporated (4)

       10.8       Office Lease between P. Sun's Enterprises (Vancouver) Ltd. and A Sure
                  eCommerce, Inc. dated May 1, 2000 (4)

       10.9       Agreement of Lease between The Rector, Church-Wardens and Vestrymen of Trinity
                  Church in the City of New York and Hertz Computer Corporation for 75 Varick
                  Street (1)

      10.10       [Omitted]

      10.11       Agreement between Symposium Corporation Inc. and Return Assured Incorporated (4)

      10.12       Portal Agreement between eBrick Inc and Return Assured Incorporated (4)

      10.13       Form of Lloyd's of London Inc (Hiscox) Cyber Insurance Policy (4)

      10.14       Portal Agreement between Liquor.com, Inc. and Return Assured Incorporated (4)

      10.15       Form of Merchant Agreement (4)

         21       Subsidiaries of the Registrant (4)

       23.1       Consent of Goldstein Golub Kessler LLP (4)

       23.2       Consent of Pannell Kerr Forster P.C. (4)


(1) Incorporated by reference to Form SB-2, as amended, filed with the Securities and Exchange Commission (SEC File No. 333-9783).

(2) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 20, 2000.

(3) Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on April 18, 2000.

(4) Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on December 14, 2000.


      (b) On October 20, 2000, we filed a Current Report on Form 8-K disclosing the closing of the merger of Hertz Technology Group, Inc. and Return Assured Incorporated. We are including in this Annual Report on Form 10-KSB, the financial statements and pro forma financial statements required to be filed under Item 7 of Form 8-K.