Form 10QSB/A
period 2000-11-30
RETURN ASSURED INC
filed 2001-10-03
CIK 1020726

                                           Document is copied.
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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
                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   Number
                  Special Note Regarding Forward Looking Information ............................................   2

                                             PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements ..........................................................................   3
Item 2.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.......................................................................  12
Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................................  14

                                             PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................  15
Item 2.           Changes in Securities and Use of Proceeds......................................................  15
Item 3.           Defaults Upon Senior Securities................................................................  15
Item 4.           Submission of Matters to a Vote of Security Holders............................................  15
Item 5.           Other Information..............................................................................  15
Item 6.           Exhibits and Reports on Form 8-K...............................................................  15




         References in this report to "we", "us", "our" and similar terms means Return Assured Incorporated, a Delaware corporation, formerly Hertz Technology Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          To the extent that the information presented in this Quarterly Report on Form 10-QSB/A for the quarter ended November 30, 2000 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



         Independent Accountant's Report.................................................................       4
         Consolidated Balance Sheet as of November 30, 2000 and August 31, 2000..........................       5
         Consolidated Statements of Operations
            for the three months ended November 30, 2000 and 1999 .......................................       6
         Consolidated Statement of Shareholders' Equity..................................................       7
         Consolidated Statements of Cash Flows
            for the three months ended November 30, 2000 and 1999 .......................................       8
         Notes to Consolidated Financial Statements.....................................................     9-11

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 8, 2001

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(formerly A Sure eCommerce, Inc.)

                           CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------------------------------

                                                                                      November 30,          August 31,
                                                                                        2000                 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
ASSETS

Current:
  Cash                                                                                $   337,493          $   132,107
  Cash in Escrow                                                                        3,750,000
  Accounts receivable (net of allowance for doubtful accounts
   of $54,525 as of November 30, 2000)                                                    980,793               37,759
  Inventory (Note 2)                                                                      472,686
  Prepaid expenses                                                                        547,933              270,599
------------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                              6,088,905              440,465

Goodwill (net of accumulated amortization of $25,090)                                   2,985,651

Property and Equipment (net of accumulated depreciation of
 $880,966 and $16,817, respectively)                                                    1,104,922               97,036

Debt Discount                                                                                                  354,800
------------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                    $10,179,478          $   892,301
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                                            $   867,498          $   346,166
  Current portion of capital lease obligations                                             64,403
------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                           931,901              346,166

Capital Lease Obligation, net of current portion                                          180,939

Notes Payable                                                                             290,000              200,000
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                 1,402,840              546,166
------------------------------------------------------------------------------------------------------------------------------------
Redeemable preferred stock Series A, stated value $1,000,
  authorized 6,000 Shares, issued and outstanding 4950 shares                           4,950,000                   --
------------------------------------------------------------------------------------------------------------------------------------
Common Shareholders' Equity:

 Common stock - $0.001 par value; authorized
   100,000,000 shares, issued and outstanding
   7,183,604 and 4,695,685, respectively                                                    7,184                4,696
  Additional paid-in capital                                                            9,100,016            3,507,316
  Deferred offering costs                                                                      --             (843,361)
  Accumulated other comprehensive income                                                      503                  503
  Accumulated deficit                                                                  (5,281,065)          (2,323,019)
------------------------------------------------------------------------------------------------------------------------------------
      Total Common Shareholders' Equity                                                 3,826,638              346,135
------------------------------------------------------------------------------------------------------------------------------------

      Total Liabilities and Shareholders' Equity                                      $10,179,478          $   892,301
====================================================================================================================================

                                  See Notes to Consolidated Financial Statements

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(formerly A Sure eCommerce, Inc.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                    Three months ended November 30,
                                                                                    2000                      1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (unaudited)
Sales                                                                            $    778,299

Cost of sales                                                                         458,803
------------------------------------------------------------------------------------------------------------------------------------
Margin                                                                                319,496
------------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses:
  Wages and salaries                                                                1,053,692                 $ 35,103
  Professional fees                                                                   100,922                   10,133
  Development costs
  Insurance                                                                            18,483
  Financing fees                                                                      506,000
  Travel and promotion                                                                 73,047
  Consulting fees                                                                     187,217
  Rent                                                                                 17,529                    4,493
  Office and miscellaneous                                                            302,138                   11,363
  Internet service and web design                                                      40,251                    2,943
  Telephone                                                                            25,422                      774
  Loan receivable write-off
  Interest and finance charges                                                         85,430                   (1,128)
  Depreciation and amortization                                                       173,061                    2,905
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                           (2,263,696)                 (66,586)

Value of warrants issued in connection with preferred
 stock                                                                               (669,350)
Preferred stock issuance costs                                                        (25,000)
------------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common shareholders                                      $(2,958,046)                $(66,586)
====================================================================================================================================

Net loss per share - basic and diluted                                            $     (0.50)                      N/A
====================================================================================================================================

Weighted average number of shares                                                   5,927,638                       90
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

                                  See Notes to Consolidated Financial Statements

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(formerly A Sure eCommerce, Inc.)

                  CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

-----------------------------------------------------------------------------------------------------------------------------------


                                                                     Common Shares
                                                                  and Paid in Capital in           Additional
                                                                Excess of $0.001 Par Value           Paid-in       Accumulated
                                                                  Number             Amount          Capital         Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
  For cash:
    Initial shares                                                      90              $   1
Subscriptions received
Exchange loss
Net loss                                                                                                           $   (61,713)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1999                                              90                  1                          (61,713)
Common Stock:
  Private placement                                              1,445,685              1,446     $  1,054,864
  Shares issued for offering costs:
    For going public                                               340,000                340          485,860
    For private placement                                          200,000                200          285,800
    For bridge financing                                           200,000                200          285,800
  Value of warrants issued in connection
   with bridge financing                                                                                68,800
  Value of warrants issued in connection
   with going public                                                                                   233,726
  Shares issued to founders' and other
   employees and consultants and
   recapitalization                                              2,095,000              2,095          885,381
  Cancellation of original shares                                      (90)                (1)
  Financing fees                                                   415,000                415          207,085
  Exchange gain
  Net loss                                                                                           3,507,316      (2,261,306)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2000                                       4,695,685              4,696        3,507,316      (2,323,019)
  Unaudited:
  Exercise warrants for cash                                       100,000                100          199,900
  Issuance of warrants for financing fee                           100,000                100          199,900
  Issued as consequence of merger                                2,353,304              2,353        4,704,225
  Classification of stock, warrants and
    professional fees as costs of merger                                                               843,361
  Repurchase of common stock                                      (115,385)              (115)        (230,655)
  Issued on conversion of preferred stock                           50,000                 50           49,950
  Value of warrants attached to
    preferred stock                                                                                    669,350        (669,350)
  Preferred stock issuance costs                                                                                       (25,000)
  Net loss                                                                                                          (2,263,696)
-----------------------------------------------------------------------------------------------------------------------------------
Balance November 30, 2000                                        7,183,604             $7,184      $ 9,100,016     $(5,281,065)
===================================================================================================================================


----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Total
                                                Comprehensive     Deferred                          Shareholders'
                                                   Income         Offering         Subscriptions        Equity
                                                   (Loss)          Costs              Received        (Deficiency)
---------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
  For cash:
    Initial shares                                                                                  $         1
Subscriptions received                                                              $ 35,426             35,426
Exchange loss                                        $(33)                                                  (33)
Net loss                                                                                                (61,713)
--------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1999                            (33)                            35,426            (26,319)
Common Stock:
  Private placement                                                                                   1,056,310
  Shares issued for offering costs:
    For going public                                             (486,200)
    For private placement                                                                               286,000
    For bridge financing                                                                                286,000
  Value of warrants issued in connection
   with going public                                             (233,726)
  Value of warrants issued in connection
   with bridge financing                                                                                 68,800
  Shares issued to founders' and other
   employees and consultants and
   recapitalization                                                                  (35,426)           852,050
  Cancellation of original shares                                                                            (1)
  Legal fees incurred in connection
   with placement                                                (123,435)                             (123,435)
  Financing fees                                                                                        207,500
  Exchange gain                                       536                                                   536
  Net loss                                                                                           (2,261,306)
----------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2000                            503        (843,361)                              346,135
  Unaudited:
  Exercise warrants for cash                                                                            200,000
  Issuance of warrants for financing fee                                                                200,000
  Issued as consequence of merger                                                                     4,706,608
  Classification of stock, warrants and
    professional fees as costs of merger                          843,361                               843,361
  Repurchase of common stock                                                                           (230,770)
  Issued on conversion of preferred stock                                                                50,000
  Value of warrants attached to
    preferred stock
  Preferred stock issuance costs                                                                        (25,000)
  Net loss                                                                                           (2,263,606)
--------------------------------------------------------------------------------------------------------------------------
Balance November 30, 2000                            $503       $   - 0 -        $   - 0 -          $ 3,826,638
==========================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                                     RETURN ASSURED INCORPORATED
                                               (formerly A Sure eCommerce, Inc.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three months ended November 30,
                                                                                    2000                      1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (unaudited)
Operating activities:
  Net loss                                                                       $(2,263,696)               $  (66,586)
  Items not involving cash:
    Depreciation and amortization                                                    206,161                     2,905
    Compensation charge for excess of fair value
     given in share re-purchase                                                      494,230
    Services rendered in exchange for shares and
     subscriptions                                                                   486,000
    Loss on abandonment of assets                                                     82,429
    Non cash interest expense                                                         68,800
  Changes in operating assets and liabilities:

    Accounts receivable                                                             (247,309)                  (23,388)
    Inventory                                                                        (38,591)
    Prepaid expenses                                                                  40,989                    (9,605)
    Accounts payable and accrued liabilities                                         381,189                      (502)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used by) operating activities                                             (789,798)                 (116,793)
------------------------------------------------------------------------------------------------------------------------------------

Investing activities:
  Acquisition of property and equipment                                              (16,652)                  (69,894)
  Net cash received on merger                                                        249,492
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                232,840                   (69,894)
------------------------------------------------------------------------------------------------------------------------------------

Financing activities:
  Capital lease payments                                                             (52,656)                  198,427
  Deferred offering costs
  Payment of notes payable                                                          (200,000)
  Issuance of common stock (cash)                                                    200,000
  Repurchase of common stock                                                        (435,000)
  Issuance of preferred stock                                                      5,000,000
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          4,512,344                  198,427
------------------------------------------------------------------------------------------------------------------------------------

Inflow of cash                                                                     3,955,386                    11,740

Cash, beginning of period                                                            132,107                     2,674
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                              $ 4,087,493                $   14,414
====================================================================================================================================

                                  See Notes to Consolidated Financial Statements

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(Formerly A Sure eCommerce, Inc.)

NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

         The accompanying consolidated financial statements are unaudited and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Operating results for the three month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended August 31, 2001. For further information refer to the annual financial statements of Return Assured Incorporated and Hertz Technology Group Inc. included in the 10-KSB/A report previously filed.

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

         On October 13, 2000 the Company, through a reverse triangular merger, became the accounting parent company and the legal subsidiary of Hertz Technology Group Inc. ("Hertz") Hertz subsequently was renamed Return Assured Incorporated , a Delaware corporation. As a result the former subsidiaries of Hertz have become wholly owned subsidiaries. The Consolidated Financial Statements now include the following Companies, Return Assured Incorporated (Delaware), Return Assured Incorporated (Nevada), Hertz Computer Corporation, Hergo Ergonomic Support Systems Inc., Remote IT.com, Inc. and Edutec Computer Education Institute, Inc. The merger has been accounted for as a purchase with resulting goodwill amounting to approximately $3,011,000. The consolidated Statements of Operations include the operations of Hertz and it's subsidiaries since the date of the merger.

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(Formerly A Sure eCommerce, Inc.)

NOTES TO FINANCIAL STATEMENTS


         The following pro forma information assumes the acquisition had occurred at the beginning of the periods presented:

                                                                     Three Months Ended
                                                             November 30,              November 30,
                                                                2000                      1999
                                                                -----                     ----


        Sales                                                 $1,390,707                $1,579,448

        Net Loss                                              (2,549,191)                 (407,979)

        Loss per share - basic and diluted
                                                              $     0.37                $     0.19

        Weighted average number of shares
        outstanding                                            6,914,373                 2,129,173




         The operations have ceased in Hertz Computer Corporation during the previous fiscal year and in Edutec subsequent to the end of the current quarter.

         The Company records revenue on its web seal of approval products when websites that use the web seal of approval generate sales. The Company records the appropriate percentage, based on the customer contract, of the customer-based retail sale as revenue.

2.       INVENTORY

         As at November 30, 2000 inventory consists of:

                     Raw materials                                      $ 55,787
                     Work in progress                                    154,975
                     Finished goods                                      261,924
                                                             -------------------
                                                                        $472,686

                                                             ===================

3.       SEGMENT INFORMATION



                                   Financial                        Technology
                                   Services        Hergo              Group        Corporate          Consolidated


        Assets                    $ 496,826      $2,600,015         $ 361,244      $ 6,721,393          $10,179,478

        Sales
        (unaffiliated)                              778,299                                                 778,299

        Loss Before Tax            (955,166)        (53,032)         (245,992)      (1,703,856)          (2,958,046)

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(Formerly A Sure eCommerce, Inc.)

NOTES TO FINANCIAL STATEMENTS


4.       CAPITAL TRANSACTIONS

         The Company completed a financing of Series A Convertible Preferred Stock at the same time as the merger. The preferred shares carry a dividend of 1% and are convertible at the lesser of the average three lowest Per Share Market Value Prices for the previous 45 day period preceding the conversion date or $3.00. Per Share Market Price is defined as the closing bid prices of the company's common shares. Based on the market value of the Company's common stock on the date the preferred stock was issued, there was no beneficial conversion feature on the Series A Preferred Stock.

         The Company has placed in Escrow 8,267,195 common shares to facilitate conversion of the preference shares as at November 30, 2000 the holder of the preferred shares had converted $50,000 of preference shares into 50,000 common shares. This transaction occurred effective November 28, 2000.

5.       CASH IN ESCROW

         "Cash in escrow" denotes cash being held by non-bank third parties (i.e. with an attorney). These amounts are not considered restricted because these funds are subject to withdrawal by the Company at the Company's option.

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

Most of our expenses through November 30, 2000 have been:

         -    $ 2,156,663 wages and salaries;

         -    $   685,022  in professional and consulting fees; and

         -    $   717,919 financing fees.

Of the approximately $ 5.2 million in aggregate net losses since inception, these wages and consulting fees are approximately $2.8 million. Of this $2.8 million, approximately $1.5 million is attributed to wages and fees paid in our common stock.

The results of our acquired businesses "The Hertz Companies" are essentially divided into two operating Segments: Technology and Hergo. The Company is commencing operations in our financial services segment with the Return Assured Seal of Approval discussed in more detail elsewhere in this Form 10-QSB.

Discussions which follow as they relate to Technology and Hergo segments relate to the period prior to acquisition and the financial statements included herein include only the results from October 13, 2000, the merger date, through November 30, 2000.

The Hergo division is impacted generally by the expansion and re-equipping of offices; its lines of business encompass office furniture and computer racking. The business has been favourably impacted by the general level of economic activity and especially in the IT business which utilise our products.

We anticipate a general softening in the Technology division. The cause is a reduction in internet expansion which we expect may also affect the launch of the Seal of Approval by the Financial Services segment.


Liquidity And Capital Resources

- In October 2000, we raised $5,000,000 from the sale of our Series A convertible preferred stock. After giving effect to the merger, the sale of our Series A preferred stock and the redemption of Eli Hertz' common stock, we had, as of November 30, 2000, approximately:

-        $ 4,087,493 in cash; and

-        $ 5,157,004 in working capital.

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

                                                     RETURN ASSURED INCORPORATED



Dated: October 2, 2001                      By:  /s/ Matthew Sebal
                                                -------------------------------
                                                     Matthew Sebal
                                                     President and Chief
                                                     Executive Officer

Dated: October 2, 2001                      By:  /s/ Barry Goldsammler
                                                -------------------------------
                                                     Barry Goldsammler
                                                     Chief Financial Officer

Dated: October 2, 2001                      By:  /s/ Michael Sweatman
                                                -------------------------------
                                                     Michael Sweatman
                                                     Chief Accounting Officer