Form 10QSB/A
period 2001-02-28
RETURN ASSURED INC
filed 2001-10-03
CIK 1020726

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
                                TABLE OF CONTENTS

                                                                                        Page
                                                                                       Number
               Special Note Regarding Forward Looking Information .................        2

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements ...............................................        3
Item 2.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................    12-13
Item 3.        Quantitative and Qualitative Disclosures About Market Risk..........       14

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings...................................................       14
Item 2.        Changes in Securities and Use of Proceeds...........................       15
Item 3.        Defaults Upon Senior Securities.....................................       15
Item 4.        Submission of Matters to a Vote of Security Holders.................       15
Item 5.        Other Information...................................................       15
Item 6.        Exhibits and Reports on Form 8-K....................................    16-17

        References in this report to "we", "us", "our" and similar terms means Return Assured Incorporated, a Delaware corporation, formerly Hertz Technology Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        To the extent that the information presented in this Quarterly Report on Form 10-QSB/A for the quarter ended February 28, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




        Independent Accountant's Report...............................................      4
        Consolidated Balance Sheet as of February 28, 2001 and August 31, 2000........      5
        Consolidated Statements of Operations
           for the three and six month periods ended February 28, 2001 and
           February 29, 2000..........................................................      6
        Consolidated Statement of Shareholders' Equity................................      7
        Consolidated Statements of Cash Flows
           for the six months ended February 28, 2001 and February 29, 2000 ..........      8
        Notes to Consolidated Financial Statements.................................      9-11

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 27, 2001

                                                     RETURN ASSURED INCORPORATED
                                               (formerly A Sure eCommerce, Inc.)

------------------------------------------------------------------------------------------------------------------------
                                              CONSOLIDATED BALANCE SHEET

                                                                                     February 28,           August 31,
                                                                                         2001                  2000
------------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
ASSETS

Current:
  Cash                                                                                 $   519,819          $   132,107
  Cash in Escrow                                                                         3,200,000
  Accounts receivable (net of allowance for doubtful accounts
   of $54,525 as of February 28, 2001)                                                   1,004,249               37,759
  Inventory (Note 2)                                                                       401,112
  Prepaid expenses                                                                         444,217              270,599
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     5,569,397              440,465

Goodwill (net of accumulated amortization of $75,269)                                    2,935,472
Property and Equipment (net of accumulated depreciation of
 $273,492 and $16,817, respectively)                                                     1,018,988               97,036
Debt  discount                                                                                                  354,800
Other Assets                                                                               175,000
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $ 9,698,857          $   892,301
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                                             $   961,046          $   346,166
  Current portion of capital lease obligations                                              64,483
  Notes payable                                                                            290,000
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                1,315,529              346,166

Capital Lease Obligation, net of current portion                                           199,550

Notes Payable                                                                                                   200,000
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        1,515,079              546,166
Redeemable preferred stock series A, stated value $1,000, authorized
6,000 shares, issued and outstanding 4,838.252 shares                                    4,838,252
------------------------------------------------------------------------------------------------------------------------
Common Shareholders' Equity:
  Preferred stock,
  Common stock - $0.001 par value; authorized
   100,000,000 shares, issued and outstanding
   8,512,961 and 4,695,685 shares, respectively                                              8,514                4,696
  Additional paid-in capital                                                             9,699,324            3,507,316
  Deferred offering costs                                                                                      (843,361)
  Accumulated other comprehensive income                                                       503                  503
  Accumulated deficit                                                                   (6,362,815)          (2,323,019)
------------------------------------------------------------------------------------------------------------------------
Total Common Shareholders' Equity                                                        3,345,526              346,135

------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                             $ 9,698,857          $   892,301
========================================================================================================================

                See Notes to Consolidated Financial Statements.

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(formerly A Sure eCommerce, Inc.)

----------------------------------------------------------------------------------------------------------------------------------
                                              CONSOLIDATED STATEMENT OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------------
                                                                  Three months       Three months     Six months     Six months
                                                                     ended               ended           ended           ended
                                                                  February 28,       February 29,     February 28,   February 29,
                                                                      2001               2000              2001           2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                   (unaudited)       (unaudited)      (unaudited)     (unaudited)

Sales                                                              $ 1,457,608                        $ 2,235,907

Cost of sales                                                          858,670                          1,317,473
----------------------------------------------------------------------------------------------------------------------------------
Margin                                                                 598,938                            918,434

General and administrative expenses:
  Wages and salaries                                                   809,195        $ 62,515          1,862,887        $ 97,618
  Professional fees                                                    204,323           7,938            305,245          18,071
  Development costs
  Financing Fees                                                                                          506,000
  Insurance                                                             13,125                             31,608
  Travel and promotion                                                  47,015          16,584            120,062          16,584
  Consulting fees                                                       81,715                            268,932
  Rent                                                                  55,990          13,971             73,519          18,464
  Office and miscellaneous                                             253,779           4,195            555,917          15,558
  Internet service and web design                                       17,366           4,495             57,617           7,438
  Telephone                                                              2,370           1,223             27,792           1,997
  Loan receivable write-off                                                             13,230                             13,230
  Interest and finance charges                                         517,284           1,128            602,714
  Depreciation and amortization                                         85,701           2,906            258,762           5,811
----------------------------------------------------------------------------------------------------------------------------------
Net loss from operations                                            (1,488,925)       (128,185)        (3,752,621)       (194,771)

Other Income                                                           425,513                            425,513
----------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                            (1,063,412)       (128,185)        (3,327,108)       (194,771)

Value of warrants issued in connection
  with preferred stock                                                                                   (669,350)
Dividends on preferred stock                                           (18,338)                           (43,338)
----------------------------------------------------------------------------------------------------------------------------------

Net loss attributable to common shareholders                       $(1,081,750)      $(128,185)       $(4,039,796)      $(194,771)
==================================================================================================================================

Net loss per share - basic and diluted                             $     (0.14)            N/A        $     (0.59)            N/A
==================================================================================================================================

Weighted average number of shares                                    7,762,209              90          6,875,769              90
==================================================================================================================================


                See Notes to Consolidated Financial Statements.

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(formerly A Sure eCommerce, Inc.)

-------------------------------------------------------------------------------------------------------------------------------
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
-------------------------------------------------------------------------------------------------------------------------------
                                                                           Common Shares
                                                                       and Paid in Capital in        Additional
                                                                       Excess of $0.001 Par Value      Paid-in     Accumulated
                                                                       Number                          Capital       Deficit
-------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
  For cash:
    Initial shares                                                             90       $     1
Subscriptions received
Exchange loss
Net loss                                                                                                           $   (61,713)
-------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1999                                                     90             1                        (61,713)
Common Stock:
  Private placement                                                     1,445,685         1,446      $ 1,054,864
  Shares issued for offering costs:
    For going public                                                      340,000           340          485,860
    For private placement                                                 200,000           200          285,800
    For bridge financing                                                  200,000           200          285,800
  Value of warrants issued in connection
  with bridge financing                                                                                   68,800
  Value of warrants issued in connection
   with going public                                                                                     233,726
  Shares issued to founders' and other
   employees and consultants and
   recapitalization                                                     2,095,000         2,095          885,381
  Cancellation of original shares                                             (90)           (1)
  Financing fees                                                          415,000           415          207,085
  Exchange gain
  Net loss                                                                                                          (2,261,306)
-------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2000                                              4,695,685         4,696        3,507,316    (2,323,019)
  Unaudited:
  Preference shares issued for cash
  Exercise warrants for cash                                              100,000           100          199,900
  Issuance of shares for financing fee                                    100,000           100          199,900
  Common stock issued as consequence of merger                          2,353,304         2,353        4,704,255
  Accrual of dividends on preferred stock                                                                              (18,338)
  Repurchase of common stock                                             (115,385)         (115)        (230,655)
  Common stock issued on conversion of preferred stock                    579,661           580          174,420
  Preferred Stock Issuance Costs                                                                                       (25,000)
  Value of warrants attached to preferred stock                                                          669,350      (669,350)
  Common stock issued to for Services (Plasmanet)                         799,696           800          352,838
  Value of options and warrants granted to consultants                                                   122,000
  Net
loss

                                                                                                                    (3,327,108)
-------------------------------------------------------------------------------------------------------------------------------
Balance February 28, 2001                                               8,512,961       $ 8,514      $ 9,699,324   $(6,362,815)
===============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
                                                           Comprehensive     Deferred         Total          Shareholders'
                                                              Income         Offering      Subscriptions         Equity
                                                              (Loss)           Costs         Received         (Deficiency)
----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock:
  For cash:
    Initial shares                                                                                            $         1
Subscriptions received                                                                       $ 35,426              35,426
Exchange loss                                                   $ (33)                                                (33)
Net loss                                                                                                          (61,713)
----------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1999                                        (33)                         35,426             (26,319)
Common Stock:                                                                                                           0
  Private placement                                                                                             1,056,310
  Shares issued for offering costs:                                                                                     0
    For going public                                                         (486,200)
    For private placement                                                                                         286,000
    For bridge financing                                                                                          286,000
  Value of warrants issued in connection
   with going public                                                         (233,726)
  Value of warrants issued in connection                                                                                0
   with deferred financing                                                                     68,800             233,726
  Shares issued to founders' and other
   employees and consultants and
   recapitalization                                                                           (35,426)            852,050
  Cancellation of original shares                                                                                      (1)
  Legal fees incurred in connection
   with placement                                                            (123,435)                           (123,435)
  Financing fees                                                                                                  207,500
  Exchange gain                                                   536                                                 536
  Net loss                                                                                                     (2,261,306)
---------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2000                                        503        (843,361)                            346,135
  Unaudited:
  Exercise warrants for cash                                                                                      200,000
  Issuance of shares for financing fee                                                                            200,000
  Common stock issued as consequence of merger                                                                  4,706,608
  Classification of stock, warrants and professional fees
   as cost of merger                                                          843,361                             843,361
  Accrual of dividends on preferred stock                                                                         (18,338)
  Repurchase of common stock                                                                                     (230,770)
  Common stock issued on conversion of preferred stock                                                            175,000
  Value of warrants attached to preferred stock
  Preferred Stock Issuance Costs and
  professional fees                                                                                               (25,000)
  Common stock issued to for Services (Plasmanet)                                                                 353,638
  Value of options and warrants granted to consultants                                                            122,000
  Net loss                                                                                                     (3,327,108)
------------------------------------------------------------------------------------------------------------------------------------
Balance February 28, 2001                                       $ 503        $ -0-           $     -          $15,741,595
====================================================================================================================================


                See Notes to Consolidated Financial Statements.

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(formerly A Sure eCommerce, Inc.)

----------------------------------------------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Six months          Six months
                                                                                      ended               ended
                                                                                   February 28,        February 29,
                                                                                       2001                2000
----------------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)         (unaudited)
Operating activities:
  Net loss                                                                            $(3,327,108)          $(194,771)
  Items not involving cash:
    Depreciation and amortization                                                         343,280               5,811
    Services rendered in exchange for shares, options
     and warrants                                                                         961,638
    Non-cash interest expense                                                              68,000
    Loss on abandonment of assets                                                          82,429
    Compensation charge for excess of fair value
     given in share repurchase                                                            494,230
    Changes in operating assets and liabilities:
    Accounts receivable                                                                  (270,765)             (9,013)
    Inventory                                                                              32,983
    Prepaid expenses                                                                      (30,295)             (9,605)
    Accounts payable and accrued liabilities                                              469,652              40,266
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                  (1,175,156)           (167,312)

Investing activities:
  Acquisition of property and equipment                                                   (17,659)            (79,850)
  Advances to shareholder                                                                                     (16,302)
  Cash received in acquisition                                                            249,492
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                       231,833             (96,152)

Financing activities:
  Capital lease payments                                                                  (33,965)
  Payment of notes payable                                                               (200,000)
  Issuance of common stock (cash)                                                         200,000             263,362
  Repurchase of common stock                                                             (435,000)
  Issuance of preferred stock                                                           5,000,000
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               4,531,035             263,362

Effect of Foreign Currency Translation                                                                           (560)

Increase in cash                                                                        3,587,712                (662)
Cash, beginning of period                                                                 132,107               2,674
----------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                   $ 3,719,819           $   2,012
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

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(Formerly A Sure eCommerce, Inc.)
NOTES TO FINANCIAL STATEMENTS


       The following pro forma information assumes the acquisition had occurred at the beginning of the periods presented:

                                               Six Months          Three Months
                                                  Ended                 Ended
                                        February 28,  February 29,  February 29,
                                           2001            2000        2000
                                           -----           ----        -----

       Sales                           $2,848,315      $3,280,316   $1,700,868

       Net Loss                        (3,612,603)     (1,079,731)    (671,752)

       Loss per share - basic and
       diluted                             $(0.49)         $(0.51)      $(0.32)

       Weighted average number of
       shares outstanding               7,386,225       2,129,173    2,129,173


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
                                                     ---------------
                                                            401,112
                                                     ===============

3.      SEGMENT INFORMATION

       For the six months ended February 28, 2001: .

                            Financial               Technology
                            Services      Hergo       Group       Corporate     Consolidated

       Assets               $424,410    $2,849,410   $ 280,397    $6,144,240    $ 9,698,857

       Sales

       (unaffiliated)          9,982     1,772,850     453,075                    2,235,907


       Net Loss           (1,706,947)      (76,973)   (126,260)    (1,416,928)   (3,327,108)

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(Formerly A Sure eCommerce, Inc.)

NOTES TO FINANCIAL STATEMENTS


       For the three months ended February 28, 2001:

                            Financial                 Technology
                            Services       Hergo        Group      Corporate     Consolidated


       Assets               $424,410    $2,849,410    $ 280,397   $6,144,240     $9,698,857

       Sales

       (unaffiliated)          9,982       994,551      453,075                   1,457,608


       Net Loss             (751,781)      (23,941)     119,732     (407,422)   (1,063,412)



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

6.     NOTES PAYABLE

       Notes payable due at February 28, 2001 are due to a consultant of the Company on April 17, 2001. This payment had not been paid as of the date of this filing. The Company is currently in negotiations with the consultant regarding this note.

7.     OTHER INCOME

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

       The results of our acquired businesses The Hertz Companies are essentially divided into two operating Segments, Technology and Hergo. The Company is commenced operations in our financial services segment with the Return Assured Seal of Approval during the quarter discussed in more detail elsewhere in this Form 10QSB.

       Discussions which follow as they relate to Technology and Hergo segments relate to the period prior to acquisition and the financial statements included herein include only the results from October 13, the merger date forward.

       Results in the technology division are being affected by general declines in technology and in the internet area. This is also reflected in reduced sales at Hergo as the economic expansion appears to be losing steam. Hergo sales declined 5.6% from the same quarter last year and technology sales declined due to the curtailment of Hertz Computer activities and a significant reversal in the Remote IT business. Hergo sales were off approximately 5% from the same quarter last year.

       The initial flurry of activity regarding the Seal of Approval launch has not resulted in any significant revenues being generated. This is attributed to the fact that the Internet company's reluctance to share revenues required under the seal program as their sales are either not materializing or declining.

       The seal program has been curtailed pending changes in market conditions and our re-thinking our approach.

Liquidity And Capital Resources

- In October 2000, we raised $5,000,000 from the sale of our Series A convertible preferred stock. After giving effect to the Merger, the sale of our Series A preferred stock and the redemption of Eli Hertz' common stock pursuant to the Merger, we had, as of February 28, 2001, approximately:

-       $ 3,719,819 in cash; and

-       $ 4,253,868 in working capital.

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

(a)     Exhibits.
        None

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

                                          RETURN ASSURED INCORPORATED


Dated: October 2, 2001              By:  /s/ Matthew Sebal
                                       ----------------------------------------
                                          Matthew Sebal
                                          President and Chief Executive Officer


Dated: October 2, 2001              By:  /s/ Michael Sweatman
                                       ----------------------------------------
                                          Michael Sweatman
                                          Chief Accounting Officer