Form 10QSB/A
period 2001-05-31
RETURN ASSURED INC
filed 2001-10-03
CIK 1020726

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

         2
                           RETURN ASSURED INCORPORATED

                  MAY 31, 2001 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 Number

         Special Note Regarding Forward Looking Information .............          2

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ...........................................          3
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................         14
Item 3.  Quantitative and Qualitative Disclosures About Market Risk......         17

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................         18
Item 2.  Changes in Securities and Use of Proceeds.......................         18
Item 3.  Defaults Upon Senior Securities.................................         20
Item 4.  Submission of Matters to a Vote of Security Holders.............         21
Item 5.  Other Information...............................................         21
Item 6.  Exhibits and Reports on Form 8-K................................         22





      References in this report to "we", "us", "our" and similar terms means Return Assured Incorporated, a Delaware corporation, formerly Hertz Technology Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       To the extent that the information presented in this Quarterly Report on Form 10-QSB/A for the quarter ended May 31, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



            Independent Accountant's Report....................................        5

            Consolidated Balance Sheet as of May 31, 2001 and August 31, 2000.         6

            Consolidated Statements of Operations for the three months ended 6
            May 31, 2001 and May 31, 2000 and the nine months ended May 31, 2001
            and May 31, 2000....................................................       7

            Consolidated Statement of Shareholders' Equity.....................        8

            Consolidated Statements of Cash Flows for the nine months
                ended May 31, 2001 and May 31, 2000...........................         9

            Notes to Consolidated Financial Statements........................     10-13

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

July 6, 2001

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)


                           CONSOLIDATED BALANCE SHEET

                                                                               MAY 31, 2001       AUGUST 31, 2000
--------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)

ASSETS

Current:
   Cash                                                                        $    481,294           $   132,107
   Cash in Escrow                                                                 3,102,839
   Accounts receivable (net of allowance for doubtful accounts of
      $52,550 as of May 31, 2001)                                                   757,178                37,759
   Inventory (Note 2)                                                               478,833
   Prepaid expenses                                                                 346,056               270,599
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                              5,166,200               440,465

Goodwill (net of accumulated amortization of $125,448)                            1,268,585
Property and Equipment (net of accumulated depreciation of $1,069,898
   and $16,817, respectively)                                                     1,496,386                97,036
Debit discount                                                                                            354,800
Other Assets                                                                         44,624
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $  7,975,795           $   892,301
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                                    $  1,218,420           $   346,166
   Current portion of capital lease obligations                                     140,184
   Notes payable                                                                    200,000
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                         1,558,604               346,166

Capital Lease Obligation, net of current portion                                    509,939

Notes Payable                                                                                             200,000
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                 2,068,543               546,166
--------------------------------------------------------------------------------------------------------------------
Redeemable preferred stocks stock, series A, stated
value $1,000, authorized 6,000 shares, issued and
outstanding 4,202 shares                                                          4,202,252
--------------------------------------------------------------------------------------------------------------------
Common Shareholders' Equity:
      Common stock - $0.001 par value; authorized 100,000,000 shares, issued and outstanding 13,974,803 and 4,695,685 shares,
      respectively                                                                   13,975                 4,696
   Additional paid-in capital                                                    10,562,874             3,507,316
   Deferred offering costs                                                                               (843,361)
   Accumulated other comprehensive income                                               503                   503
   Accumulated deficit                                                           (8,872,352)           (2,323,019)
--------------------------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                                 1,705,000               346,135

--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $  7,975,795           $   892,301
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

                 See Notes to Consolidated Financial Statements

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)


                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      THREE MONTHS         THREE MONTHS          NINE MONTHS          NINE MONTHS
                                                          ENDED               ENDED                ENDED                ENDED
                                                       MAY 31, 2001        MAY 31, 2000          MAY 31, 2001         MAY 31,2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                       (unaudited)           (unaudited)          (unaudited)          (unaudited)

Sales                                                  $ 1,369,641                               $ 3,605,548

Cost of sales                                              708,894                                 2,026,367
-----------------------------------------------------------------------------------------------------------------------------------
Margin                                                     660,747                                 1,579,181

General and administrative expenses:
   Wages and salaries                                      722,072           $   7,518             2,584,959           $   7,518
   Professional fees                                       218,821              79,010               524,066              97,081
   Financing Fees                                                                                    506,000
   Insurance                                                52,078                                    83,686
   Travel and promotion                                     36,157              43,954               156,219              60,538
   Consulting fees                                         266,831             181,649               535,763             279,267
   Rent                                                     16,885              14,457                90,404              32,921
   Office and miscellaneous                                 78,021               8,268               633,938              25,823
   Internet service and web design                          66,124              26,296               123,741              33,734
   Telephone                                                20,586                                    48,378
   Bad Debts                                                 3,255                                     3,255              13,230
   Interest and finance charges                             11,945                                   614,659
   Depreciation and amortization                            50,939               4,322               309,701              10,133
   Impairment of goodwill                                1,616,708                                 1,616,708
-----------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                    (2,499,675)           (365,474)           (6,252,296)           (560,245)

Other Income                                                 2,231                                   427,744
-----------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                (2,497,444)           (365,474)           (5,824,552)           (560,245)

Value of warrants issued in connection with
preferred stock                                                                                     (669,350)
Dividends on preferred stock                               (12,093)                                  (55,431)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common shareholders           $(2,509,537)          $(365,474)          $(6,549,333)          $(560,245)
===================================================================================================================================
Net loss per share - basic and diluted                 $     (0.29)                N/A           $     (0.87)                N/A
===================================================================================================================================
Weighted average number of shares outstanding            8,722,103                  90             7,559,610                  90
===================================================================================================================================


                See Notes to Consolidated Financial Statements

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)

                CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

                                                                              Common Shares and
                                                                          Paid in Capital in Excess        Additional
                                                                             of $0.001 Par Value           Paid-in
                                                                            Number          Amount          Capital
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock:
    For cash:
       Initial shares                                                              90       $      1
Subscriptions received
Exchange loss
Net loss
---------------------------------------------------------------------------------------------------------------------------

Balance at August 31, 1999                                                         90              1
Common Stock:
    Private placement                                                       1,445,685          1,446       $  1,054,864
    Shares issued for offering costs
       For going public                                                       340,000            340            485,860
       For private placement                                                  200,000            200            285,800
       For bridge financing                                                   200,000            200            285,800
    Value of warrants issued in connection with
     bridge financing                                                                                            68,800
    Value of warrants issued in connection with
     proposed offering                                                                                          233,726
    Shares issued to founders' and other employees
     and consultants and recapitalization                                   2,095,000          2,095            885,381
    Cancellation of original shares                                               (90)            (1)
    Financing fees                                                            415,000            415            207,085
    Exchange gain
    Net Loss
---------------------------------------------------------------------------------------------------------------------------

Balance at August 31, 2000                                                  4,695,685          4,696          3,507,316
---------------------------------------------------------------------------------------------------------------------------
    Unaudited:
    Exercise warrants for cash                                                100,000            100            199,900
    Issuance of warrants for financing fee                                    100,000            100            199,900
    Common Stock Issued as consequence of merger                            2,353,304          2,353          4,704,255
    Accrual of dividends on preferred stock
    Repurchase of common stock                                               (115,385)          (115)          (230,655)
    Common Stock issued on conversion of preferred
     stock                                                                  5,441,199          5,441            805,558
    Value of warrants attached to preferred stock                                                               669,350
    Common stock issued for services (PlasmaNet)                            1,400,000          1,400            585,250
    Value of options and warrants granted to
     consultants                                                                                                122,000
    Net Loss
---------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2001                                                    13,974,803       $ 13,975       $ 10,562,874
===========================================================================================================================

                                                                        Comprehensive   Deferred      Total          Shareholders'
                                                        Accumulated        Income       Offering   Subscriptions        Equity
                                                           Deficit          (Loss)        Costs      Received         (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock:
    For cash:
       Initial shares                                                                                                 $          1
Subscriptions received                                                                               $ 35,426               35,426
Exchange loss                                                                $ (33)                                            (33)
Net loss                                                 $   (61,713)                                                      (61,713)
------------------------------------------------------------------------------------------------------------------------------------

Balance at August 31, 1999                                   (61,713)          (33)                    35,426              (26,319)
Common Stock:
    Private placement                                                                                                    1,056,310
    Shares issued for offering costs                                                                                             0
       For going public                                                                 (486,200)
       For private placement                                                                                                286,000
       For bridge financing                                                                                                 286,000
    Value of warrants issued in connection with
     going public                                                                       (233,726)
    Value of warrants issued in connection with
     bridge financing                                                                                                        68,800
    Shares issued to founders' and other employees
     and consultants and recapitalization                                                                                   887,476
    Cancellation of original shares                                                                   (35,426)              (35,427)
    Legal fees incurred in connection with placement                                    (123,435)                          (123,435)
    Financing fees                                                                                                          207,500
    Exchange gain                                                              536                                              536
    Net Loss                                              (2,261,306)                                                    (2,261,306)
------------------------------------------------------------------------------------------------------------------------------------

Balance at August 31, 2000                                (2,323,019)          503      (843,361)                           346,135
------------------------------------------------------------------------------------------------------------------------------------
    Unaudited:
    Exercise warrants for cash                                                                                              200,000
    Issuance of warrants for financing fee                                                                                  200,000
    Common Stock Issued as consequence of merger                                                                          4,706,608
    Classification of stock, warrants and
     professional fees as cost of merger                                                 843,361                            843,361
    Accrual of dividends on preferred stock                  (30,431)                                                       (30,431)
    Repurchase of common stock                                                                                             (230,770)
    Common Stock issued on conversion of preferred
     stock                                                                                                                  810,999
    Value of warrants attached to preferred stock           (669,350)
    Preferred stock issuance costs                           (25,000)                                                       (25,000)
    Common stock issued for services (PlasmaNet)                                                                            586,650
    Value of options and warrants granted to
     consultants                                                                                                            122,000
    Net Loss                                              (5,842,552)                                                    (5,824,552)
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2001                                  $(8,872,352)        $ 503                                     $  1,705,000
====================================================================================================================================

                 See Notes to Consolidated Financial Statements

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)


                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             NINE MONTHS            NINE MONTHS
                                                                                 ENDED                ENDED
                                                                             MAY 31, 2001          MAY 31, 2000
------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Operating activities:
  Net loss                                                                    $(5,824,552)          $(560,245)
  Items not involving cash:
    Depreciation and amortization                                                 520,780              10,133
    Services rendered in exchange for shares,
      options and warrants                                                      1,194,650
    Non cash interest expense                                                      68,800
    Loss on sale of assets                                                         75,776
    Compensation charge for excess of fair value
     given in share repurchase                                                    494,230
  Impairment of goodwill                                                        1,616,708
  Changes in operating assets and liabilities:
    Accounts receivable                                                            14,306             (21,302)
    Inventory                                                                     (44,738)
    Prepaid expenses                                                              242,866             (20,909)
    Other assets                                                                  (44,623)
    Accounts payable and accrued liabilities                                      714,930             172,978
------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                            (970,867)           (419,345)

Investing activities:
  Acquisition of property and equipment                                          (220,034)            (93,046)
  Advances to shareholder                                                                             (16,302)
  Cash received on sale of assets                                                   6,350
  Cash received in acquisition                                                    249,492
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                35,808            (109,348)

Financing activities:
  Capital lease payments                                                          (87,915)
  Payment of notes payable                                                       (290,000)
  Issuance of common stock (cash)                                                 200,000             530,862
  Repurchase of common stock                                                     (435,000)
  Issuance of preferred stock                                                   5,000,000
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       4,387,085             530,862

EFFECT OF FOREIGN CURRENCY TRANSLATION                                                                   (560)

Increase in cash                                                                3,452,026               1,609
Cash, beginning of period                                                         132,107               2,674
------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                           $ 3,584,133           $   4,283
==================================================================================================================

Supplemental Schedule of noncash investing and financing activities:

Fixed Assets acquired under capital leases                                    $   440,040
==================================================================================================================


                 See Notes to Consolidated Financial Statements

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

      The accompanying consolidated financial statements are unaudited and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB/A. Operating results for the three month and nine month periods ended May 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2001. For further information, refer to the annual financial statements of Return Assured Incorporated and Hertz Technology Group Inc. included in the 10-KSB report previously filed.

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

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)


      The following pro forma information assumes the acquisition had occurred at the beginning of the periods presented:

                                  Three               Nine                  Nine
                                  Months              Months                Months
                                  Ended               Ended                 Ended
                                  May 31              May 31,               May 31,
                                   2000                2001                 2000
                                ----------           ----------           ----------

      Sales                       1,700,868            4,217,956            3,280,316

      Net Loss                   (1,459,966)          (4,493,339)          (2,539,697)


      Loss per share -                (0.69)               (0.57)               (1.19)
      basic and diluted

      Weighted average            2,129,173            7,898,044            2,129,173
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
                                               ---------
                                               $ 478,833
                                               =========


3.    SEGMENT INFORMATION

      For the nine months ended May 31, 2001:

      ----------------------------------------------------------------------------------------------------------------
                                  Financial                        Technology
                                  Services         Hergo              Group        Corporate           Consolidated
      ----------------------------------------------------------------------------------------------------------------

      Assets                       215,582       2,995,774            49,710       6,331,437           9,592,503

RETURN ASSURED INCORPORATED AND SUBSIDIARIES
(FORMERLY A SURE ECOMMERCE, INC.)


      Sales                         10,450       3,119,507           475,591                             3,605,548
      (unaffiliated)

      Net Loss                  (2,078,796)        (72,780)         (314,749)      (1,741,519)          (4,207,844)



       For the three months ended May 31, 2001:

      ----------------------------------------------------------------------------------------------------------------
                                  Financial                        Technology
                                  Services         Hergo              Group        Corporate           Consolidated
      ----------------------------------------------------------------------------------------------------------------

      Sales                            468       1,346,657            22,516                             1,369,641
      (unaffiliated)

      Net Income (Loss)           (371,849)          4,193          (188,489)       (324,591)          (880,736)



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

       The results of our acquired businesses The Hertz Companies are essentially divided into two operating Segments Technology and Hergo. The Company is commenced operations in our financial services segment with the Return Assured Seal of Approval during the quarter discussed in more detail elsewhere in this Form 10QSB.

       Discussions which follow as they relate to Technology and Hergo segments relate to the period prior to acquisition and the financial statements included herein include only the results from October 13, the merger date forward.

       The technology segment and the Financial services segment are experiencing significant negative effects from the overall Dot Com meltdown. Sales in the technology division have been affected as the Eductec classroom was closed when the company gave up its lease on the Varrick Street. This, combined with the reduction in activities in Hertz Computers and the negative impacts on Remote IT activities, have led to a curtailment of activity in Remote IT. Technology segment compared to the prior year had a decline of 93% because of no revenue from Hertz and Eductec and severe cut backs at Remote IT. The Hergo segment sale were virtually unchanged from the previous year.

       The launch of the Seal of Approval has been disappointing and staff in the Financial services division has been reduced in an effort to control costs. Management is rethinking the seal program with a view to re-launching a modified product in an attempt to increase market acceptance of the product. This has been precipitated by the general decline and rethinking of internet retailing as well as a misjudging of the potential for the seal.

       Initial probes of the potential of a seal of approval product for credit card industry have been encouraging but remain largely in the discussion phase at this time.


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

      Not Applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company has been named in several lawsuits which were launched against us during the quarter ended May 31, 2001:

1. We were named in a lawsuit against Internet Business International, Inc. by Michael Rose, et al, in Orange County Superior Court. This lawsuit alleges that the Company breached a contract to pay finder's fees on the merger transaction. It is the Company's position that no liability exists, and the Company intends to vigorously defend the lawsuit. If the company were to be unsuccessful in defending this lawsuit the company could incur a loss of approximately $750,000 U.S.

2. Michael Mulberry, a former Vice President of the Company, has filed a lawsuit against the Company claiming wrongful dismissal when his employment was terminated in February 2001. The outcome of this lawsuit is not determinable at this time. The Company intends to vigorously defend this lawsuit. If the company were to be unsuccessful in defending this lawsuit the company could incur a loss of approximately $81,000 U.S.

3. Eli Hertz has filed a lawsuit against the Company, claiming payment due under a note in the amount of $290,000. The Company has disputed the timing of the payments and the amount due. The Company is conducting settlement discussions; however, there can be no assurance that a settlement will be reached, and in the event that a settlement is not reached, the Company intends to vigorously defend the suit. If the company were to be unsuccessful in defending this lawsuit the company could incur a loss of approximately $200,000 U.S.

4. A creditor has filed a small claims action against the Company's Nevada subsidiary in British Columbia Canada. The Company has filed a defense in this action. If the company were to be unsuccessful in defending this lawsuit the company could incur a loss of approximately $2,100 U.S.

Since estimated losses under the legal proceedings were not probable, no accrual in required in accordance with SFAS 5.

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

PlasmaNet owns and operates FreeLotto.com which has a daily relationship by web site, email or banner advertising, with over 22 million people per day. FreeLotto.com affords its players the opportunity to win up to $10 million dollars per day for the consideration of viewing ads or answering direct marketing qualification questions. Return Assured was just beginning to market and promote the "Return Seal of Approval" business at the time. As our sales people were developing business, customers and sales prospects alike commented that the Seal did not have wide consumer recognition. We were introduced, through our finance group, to FreeLotto.com. FreeLotto.com initially proposed their help in creating an opt-in Return Assured mailing list or "club" of pre-qualified consumers interested in hearing about e-retailers that employed the Return Assured "Return Seal of Approval" and therefore provided a "risk-free shopping experience". We could then offer reluctant retailers a free mailing to our "club" members announcing that retailers products or services, provided they adopted the seal program. FreeLotto's price for creating the campaign, hosting the banners, serving the impressions and maintaining the database was $3.00 per name. We did not want to pay with cash so we negotiated terms for $6.00 per name (to an initial maximum of 1 million names), paid by stock. The price was vetted with a number of our direct-marketing contacts and was considered within the market range. We further negotiated 50 million emails announcing the benefits of the Return Assured program to consumers and retailers alike to be mailed periodically by FreeLotto.com as an "awareness" campaign. The awareness campaign proved to be a success, by creating numerous retailer sign-ups and media and consumer interest and the 339,000 names we have collected so far.

Shares of Return Assured common stock that were given to Plasmanet were accounted for by debiting expense and crediting equity for the market value of the stock as of the date PlasmaNet's performance was complete in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, and Services.

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

                                    RETURN ASSURED INCORPORATED


Dated:  October 2, 2001             By:  /s/ Matthew Sebal
                                        ----------------------------------

                                    Matthew Sebal
                                    President and Chief Executive Officer

Dated:  0ctober 2, 2001             By:  /s/ Michael Sweatman
                                        ----------------------------------

                                    Michael Sweatman
                                    Chief Accounting Officer and Vice
                                    President, Finance