Form 10KSB40
period 2001-08-31
RETURN ASSURED INC
filed 2001-12-14
CIK 1020726

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      (Mark One)
         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For Fiscal Year Ended:   August 31, 2001

                                       OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from
                                                 -------------
                                              to
                                                 -------------


         Commission file number      0-21679
                                ------------------------------

                           RETURN ASSURED INCORPORATED
                     ---------------------------------------
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)


                Delaware                                      13-3896069
    ---------------------------------                     -------------------
      (State or other jurisdiction                           (IRS Employer
    of incorporation or organization)                     Identification No.)


  1901 Avenue of the Stars, Suite 1710,
         Los Angeles, California                                 90067
----------------------------------------                  -------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number  (877) 807-4664
                         ------------------------------------


Securities registered under Section 12(b) of the Act:

                                       Common Stock, par value $0.001 per share;
                                                                Class A Warrants
                                       -----------------------------------------


Securities registered under Section 12(g) of the Act:   None
                                                       ----------------

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State registrant's revenues for its most recent fiscal year: $40,422

         As of December 5, 2001 there were 16,850,799 shares of the registrant's common stock, par value $0.001 issued and outstanding. Of these, 16,550,799 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $282,794 based on the average closing bid and asked bid price of $.017 of the registrant's common stock on December 7, 2001.

Transitional Small Business Disclosure Format (check one):
Yes  [ ];   No  [X]



SEE THE EXHIBIT LIST

                                TABLE OF CONTENTS

Item Number and Caption                                                               Page
-----------------------                                                               ----
     Forward-Looking Statements ...................................................      3

PART I

     Item 1.      Description of Business .........................................      5

     Item 2.      Description of Property .........................................     10

     Item 3.      Legal Proceedings ...............................................     10

     Item 4.      Submission of Matters to a Vote of Security Holders .............     10

PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters ........     11

     Item 6.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................     13

     Item 7.      Financial Statements ............................................     18

     Item 8.      Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure ........................................     18

PART III

     Item 9.      Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act ......     18

     Item 10.     Executive Compensation ..........................................     20

     Item 11.     Security Ownership Of Certain Beneficial Owners And Management ..     25

     Item 12.     Certain Relationships And Related Transactions ..................     26

     Item 13.     Exhibits, And Reports On Form 8-K ...............................     26


                           Forward-Looking Statements


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

                                     PART I

                         Item 1. Description of Business

The Merger

         We recently entered into a Merger and Share Exchange Agreement with Internet Business's International, Inc. ("IBUI") and intend to complete the Merger during fiscal year 2002. In the prior fiscal year, we closed the business combination of our Return Assured business and the Hertz Technology Group, Inc. business. On October 13, 2000 Asure Acquisition Corp., a wholly-owned subsidiary of Hertz Technology Group, Inc., a Delaware Corporation, was merged into Return Assured Incorporated, a Nevada Corporation. At the same time Hertz Technology Group changed its name to Return Assured Incorporated. We discovered, however, that the synergies we expected between Return Assured and certain of the subsidiaries of the Hertz Technology Group including Hergo Technology, Inc. ("Hergo") and its subsidiary RemoteIT.com Inc. and Hertz Computer Corporation, did not come to fruition and, therefore, Return Assured has disposed of Hergo, RemoteIT.com Inc., and Hertz Computer Corporation (collectively the "Hertz Businesses") because the Hertz businesses are not core businesses of Return Assured. For example, Hergo's primary business is the manufacture and distribution of office furniture which is not an Internet business and has little in common with Return Assured, precluding the possibility of any efficiencies of scale, joint sales or marketing efforts or other joint initiatives.

         At the time of the merger of Return Assured and the Hertz Technology Group, Return Assured entered into a note agreement with Eli Hertz, founder of the Hertz Technology Group, in the principal amount of $290,000 plus interest at 10% per annum payable to Eli Hertz.

         In order to fully divest of the Hertz Businesses, Return Assured entered into an agreement with Eli Hertz regarding the balance remaining on the note wherein Return Assured would pay the remaining balance of the note in full by October 8, 2001; provided, however, that the failure of Return Assured to pay the note in full would result in 100% of the issued and outstanding stock of Hergo and Hertz Computer Corporation being returned to Eli Hertz. Return Assured did not pay the note in full by the due date, and all issued and outstanding shares of Hergo's and Hertz Computer Corporation's common stock have been transferred to Eli Hertz. These transfers have resulted in Return Assured's disposition of Hergo and Hergo's subsidiary, RemoteIT.com and Hertz Computer Corporation while Edutec continues to be a subsidiary of the Company.

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

         A strong web presence is mandatory for any retailer that wants to compete in the 21st century. In order to become market leaders retailers must measure and act upon their customers' needs, provide seamless service between channels and develop new ways for customers to shop.

         However, with the rapid growth of the Internet a few negatives are threatening the retail landscape. There are mounting consumer concerns about credit card fraud, lack of trust in the vendor or product, security risks with personal information disclosure and a lack of systems to provide the consumer with a safety net or comfort zone when dealing with unknown merchants. Small and medium sized retailers may be at a disadvantage because without recognized brands or reputations consumers are wary of shopping on these sites. In fact, 80% of online shoppers agree that their purchasing decisions are strongly influenced by the ability to buy from known, trusted retailers and to buy known, trusted product brand names. In addition, it is estimated that 75% of shopping carts are abandoned before the transaction process is complete. Even in the case where the carts are not voluntarily abandoned, 28% of online purchases fail. Of those purchases that failed, 28% of the customers stopped shopping online. Furthermore, a survey shows that the inability to return goods and general lack of trust in the vendor were two of the top ten reasons Internet users did not buy online. For those consumers that did buy apparel online in 2000, low prices, free delivery, large merchandise selection and ease of return topped the list of most important features when selecting an online merchant. However, not all return policies were rated equally. One survey showed that the most important factor for an optimal online return policy would be a 100% money back guarantee.

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

         According to a recent study, 75% of shopping carts are abandoned before the transaction process is complete for two reasons:

         - Online shoppers are wary of the security risk of sending their credit card number over the public Internet; and

         - Online shoppers are unsure, as in the mail order catalogue business, that Internet retailers will accept return of a product if the product is unacceptable to the consumer.

         We deal with the second of these issues by providing our "Return Assured Seal of Approval" web seal to those e-commerce sites that meet our criteria. If a customer orders from a site displaying this web seal, we provide assurance that the merchant displaying the web seal will honor its stated return policies.

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

Our Other Operations

         We operated additional lines of business but have recently disposed of certain of the Hertz businesses including Hergo Ergonomic Support Systems, Inc., which was the subsidiary that manufactured and sold a line of functional, ergonomic, modular products instrumental in achieving efficient workplace environments. We also disposed of RemoteIT.Com Inc., which offered Internet and communication services. We are also in the process of disposing of Hertz Computers Corporation, the subsidiary that configured and sold customized personal computers and peripherals.


         Subsidiary

         Edutec is a Return Assured subsidiary which had training facilities equipped with personal computer workstations and related audio-visual technology and whose business it was to provide customers with access to such training facilities. Because Edutec continued to sustain losses during fiscal 2001, the Company discontinued Edutec's operations. Nevertheless, Edutec still exists as a New York corporation and the Company has not disposed of Edutec's issued and outstanding shares of common stock as of the date of this report.

Our Competition

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

         There are a number of other companies addressing different segments of the reverse logistics and trust business. We believe that none of these companies have successfully married the seamless return of goods with the money back guarantee that we provide. Some of the competing companies are:

         - Return.com which offers a reverse logistics program, limited to the physical process of returning goods to retailers. Return.com does not, however, provide any guarantees that the merchant's return and refund policies will be honored. In addition, Return.com does not provide refunds to consumers.

         - ePubliceye.com which is a monitoring system that provides consumers with limited information on e-businesses, reliability, privacy, and customer satisfaction. ePubliceye.com is an information site relying on subjective customer feedback which provides no return program.

         - WebAssured.com which evaluates the reliability of online sellers by alerting shoppers of sites with poor reputations and thereby acts as an arbitrator. Customers must, however, use their browser plug in and rely only on customer feedback to generate reliability of merchants. They only offer a maximum refund of $200.00.

         - ReturnExchange.com which only handles the physical process of returning goods to merchants and exchanges and provides no refunds to consumers.

         - ClickSure.com, a UK-based online retailer verification program, which certifies merchants for standards of privacy, security, reliability and content. Their verification process is lengthy and rigorous, and costly for the merchant - about $1,500. They do not offer refunds or guarantees to consumers.

         - Yahoo has a Buyer Protection Program for items purchased on its auction site which close at prices above $25 and below $10,000. However, this protection is limited and the claims process is time consuming. In addition, refunds are not automatically issued. First, the claim goes through customer support and arbitration and only if the matter is not resolved does it go through their claims department. A claim may only be submitted to Yahoo after the purchaser has contacted the seller and a period of 25 days has passed and the matter has not been resolved. At that point, the purchaser may file a complaint with Yahoo!'s complaint system. After submitting a complaint, customers then access information on it through Yahoo's website. The claims department takes 45 days from when they receive the claim to when they profess judgment on the case. It could take up to a few months to get judgment on a case that only covers a limited amount of the total money spent by the consumer.

Description of Property

         We previously rented approximately 2,000 square feet of office space at 885 West Georgia Street Vancouver, B.C., Canada. We vacated this space on or about April 30, 2001 although the lease that the Company executed with the lessor was to run through May 2003 at an annual rate of Cdn$57,707. The lessor commenced legal proceedings against the Company on September 19, 2001 (see Legal Proceedings) and terminated the lease on October 15, 2001.

         We currently sublease office space at 1901 Avenue of the Stars, Los Angeles, California, from Blagman Media whose president and a principal stockholder, Robert Blagman, is a former director of the Company. This lease is on a month to month basis which Blagman Media provides at no cost to the Company. We are currently looking to establish a permanent executive and sales office in Los Angeles.

Legal Proceedings

         Greg Chapman, the former president of Return Assured's Nevada subsidiary, filed a lawsuit against the Company and John A. Carter, the former chairman of Return Assured and Michael Mulberry, the former Vice President of Investor Relations of the Company, claiming that he is entitled to receive shares from the Company for contributions he claims to have made in the founding of the subsidiary. We are defending against this lawsuit and believe that our defenses have merit and that Mr. Chapman will not be successful. Messieurs Carter and Mulberry have escrowed an aggregate of 780,000 shares of Return Assured's common stock which they own to secure any successful claim by Mr. Chapman.

         The Company was named in a lawsuit against Internet Business International, Inc. by Michael Rose, et al, in Orange County Superior Court. The allegations involve breach of contract by the Company to pay finder's fees on the merger transaction. It is the Company's position that no liability exists, and the Company intends to vigorously defend the lawsuit. If the Company was unsuccessful in defending this lawsuit, the Company could incur a loss of approximately $750,000 USD.

         Michael Mulberry, a former Vice President of the Company, has filed a lawsuit against the Company claiming wrongful dismissal when his employment was terminated in February 2001. If the Company was unsuccessful in defending this lawsuit, the Company could incur a loss of approximately $81,000 USD.

         In October 2001, a settlement was reached between Eli Hertz ("Hertz") and Return Assured regarding a lawsuit brought by Hertz against the Company under which Hertz claimed payment due under a note in the amount of $290,000. In accordance with the terms of the settlement agreement, upon the default by the Company on the note, all issued and outstanding shares of the common stock of Hergo Technology, Inc. ("Hergo Shares") would be transferred to Hertz. The Company defaulted on the note on or about October 8, 2001 and the Hergo Shares were thereupon transferred to Hertz.

         A creditor has filed a small claim in British Columbia Canada against the Company's Nevada subsidiary. The Company has filed a defense in this action. If the Company was unsuccessful in defending this lawsuit, the Company could incur a loss of approximately $2,100 USD.

         P. Sun's Enterprises (Vancouver) Ltd. has filed a lawsuit against the Company for the Company's failure to pay rent in accordance with a lease which the Company entered into for office space at 885 West Georgia Street in Vancouver, British Columbia. The Company expects to settle this lawsuit.

Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Market for Common Equity and Related Stockholder Matters

Market Information

         Our common stock and warrants were traded on the Nasdaq SmallCap Market under the symbols "HERZ" and "HERZW", respectively, from November, 1996 through August 3, 2001. Since October 19, 2000, our common stock symbol has been "RTRN" and our warrant symbol has been "RTRNW". On August 3, 2001, the Company's common stock was delisted from the Nasdaq SmallCap Market and began to be traded on the NASD Over-the Counter Bulletin Board ("OTCBB"). The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock and warrants as reported on the Nasdaq SmallCap Market and the high and low bid prices per share as reported on the OTCBB. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                             RTRN                          RTRNW
                                                             ----                          -----
Year Ending August 31, 2001                           High          Low             High             Low
---------------------------                           ----          ---             ----             ---
First Quarter                                        2.8125        0.875            0.75           0.34375
                                                     ------       --------        -------          -------
Second Quarter                                        1.00        0.21875         0.40625          0.09375
                                                     ------       --------        -------          -------
Third Quarter                                         1.0          0.125           0.1875          0.03125
                                                     ------       --------        -------          -------
June 1 - August 2 (1)                                0.375        0.078125          0.11           0.0625
                                                     ------       --------        -------          -------

August 3 - August 31 (2)                              0.5          0.032           0.001            0.001
                                                     ------       --------        -------          -------

Year Ending August 31, 2000

First Quarter                                         4.25          1.88            1.22            0.69
                                                     ------       --------        -------          -------
Second Quarter                                        2.02          0.75            1.81            0.50
                                                     ------       --------        -------          -------
Third Quarter                                         6.68          2.13            1.63            0.41
                                                     ------       --------        -------          -------
Fourth Quarter                                        4.75          2.44            0.81            0.44
                                                     ------       --------        -------          -------

         (1) On August 2, 2001, the Company's common stock and warrant ceased trading on the Nasdaq Smallcap Market.

         (2) On August 2, 2001, the Company's common stock and warrant ceased trading on the NASD Over-the-Counter Bulletin Board ("OTCBB").

         On December 6, 2001, the closing bid price of our common stock was $.014 per share.

Holders

         As of December 6, 2001, there are approximately 97 record holders of our common stock.

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

Recent Sales Of Securities

         Simultaneous with the merger of Return Assured with Hertz Technology Group in the first quarter of fiscal 2001, we issued 5,000 shares of Series A Preferred Stock and 404,041 common stock purchase warrants in a private placement to Global Emerging Markets for $5,000,000. These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchaser represented in writing that it was an accredited investor and that it acquired the securities for its own account. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Global emerging markets ("GEM")

         During fiscal 2001, GEM converted the following number of shares:

GEM CONVERSIONS

                         CONVERSION
       DATE              TRANSACTION                       RATE        # COMMON
       ----              -----------                       ----        --------
    16-Oct-00            $ 5,000,000      $ 5,000,000
Various Dividend         $    13,252      $ 5,013,252
     accrual
    14-Nov-00            $   (50,000)     $ 4,963,252     $ 1.00         50,000
    17-Jan-01            $  (125,000)     $ 4,838,252     $ 0.24        529,661
    16-May-01            $   (30,000)     $ 4,808,252     $ 0.15        200,000
    22-May-01            $   (50,000)     $ 4,758,252     $ 0.13        384,615
    23-May-01            $   (55,000)     $ 4,703,252     $ 0.13        423,077
    24-May-01            $   (60,000)     $ 4,643,252     $ 0.13        461,538
    25-May-01            $   (60,000)     $ 4,583,252     $ 0.13        461,538
    29-May-01            $   (70,000)     $ 4,513,252     $ 0.13        538,462
    29-May-01            $   (62,000)     $ 4,451,252     $ 0.13        476,923
    30-May-01            $   (61,000)     $ 4,390,252     $ 0.13        469,231
    30-May-01            $   (66,000)     $ 4,324,252     $ 0.13        507,692
    31-May-01            $   (58,500)     $ 4,265,752     $ 0.13        450,000
    31-May-01            $   (63,500)     $ 4,202,252     $ 0.13        488,462
    01-Jun-01            $   (58,000)     $ 4,144,252     $ 0.13        446,154
    01-Jun-01            $   (60,000)     $ 4,084,252     $ 0.13        461,538
    01-Jun-01            $   (62,499)     $ 4,021,753     $ 0.13        480,000
    04-Jun-01            $   (60,030)     $ 3,961,723     $ 0.13        461,769
    04-Jun-01            $   (61,000)     $ 3,900,723     $ 0.13        469,231
    05-Jun-01            $   (66,300)     $ 3,834,423     $ 0.13        510,000
    06-Jun-01            $    (5,550)     $ 3,828,873     $ 0.13         42,689

                                                                      8,312,580

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. In addition to the information contained herein the following discussion contains forward looking statements that involve certain risks and uncertainties which may cause our actual results in future periods to differ materially from forecasted results. See "Forward Looking Statements" on page 3.

On October 13, 2000 Return Assured completed its merger with the Hertz Technology Group, Inc. ("HTG"). The merger resulted in Return Assured's acquisition of HTG and all of its operating subsidiaries, which included Hergo Ergonomic Support Systems, Inc. ("Hergo"), RemoteIT.com Inc. (a subsidiary of Hergo) ("RemoteIT"), Hertz Computer Corporation ("HCC"), and Edutec Computer Education Institute, Inc. ("Edutec"). After several quarters, the combined and re-named entity known as Return Assured Incorporated, determined that most of the operations conducted by HTG were not synergistic with the core business being conducted by Return Assured.

Return Assured's main focus is the Return Assured "Return Seal of Approval". The "Return Seal of Approval" offers consumers shopping over the Internet and other customer-not-present channels a significantly reduced return risk when purchasing through merchants participating in the program and displaying the Seal. Return Assured was unsuccessful in leveraging the customer base of any of the HTG businesses to generate revenue for its own core business. The majority of HTG's revenues came from the Hergo subsidiary and the sale of modular, ergonomically engineered furniture. Hergo's customers buy from the company through inhouse and outside sales forces.

Taking into consideration the lack of synergy between Return Assured's core business and HTG's dominant customer base, and the costly employment and consulting agreements being paid to senior HTG executives in order to manage the business, the Company made the decision to divest itself of all of the HTG subsidiaries except Edutec. To date, the divestiture of Hergo, RemoteIT and HCC has been completed. The Company is still conducting an analysis of whether to retain Edutec and expects to make a determination on this by the end of the third quarter of fiscal 2002.

Because of the divestiture of the HTG businesses, Return Assured's Statement of Operations contains charges taken and losses relating to the discontinuation of the HTG businesses. Moreover, the focus of our relatively recently filed amended 10-KSB for the fiscal year ended August 31, 2000 was on the results of the combined entity. Our results for the fiscal year ended August 31, 2001 differ markedly without the consolidation of the HTG businesses from those of Return Assured so that any comparisons with the results discussed in the amended 10-KSB for the fiscal year ended August 31, 2000 as filed on October 2, 2001 would likely be misleading and therefore will not be undertaken.

RESULTS OF OPERATIONS - REVENUES

Our sales for the year ended August 31, 2001 were $40,422 as compared to nil for the year ended August 31, 2000, an increase which is considered mathematically infinite in terms of percentages. Please keep in mind that as we have divested several HTG operating subsidiaries, we have not included those results in our analysis. If you wish to seek further information on the disposed operating subsidiaries, results for the fiscal year ending August 31, 2001 please refer to
Note 9 of the financial statements provided in this annual report.

Revenues for the fiscal year 2001 were weaker that expected. The timing of the commencement of our Return Assured operations has coincided with a significant downturn in the entire Internet sector and although initial sign-ups with a number of merchants were encouraging, follow through revenue has been very disappointing. Moreover, the slow generation of sales of Return Assured's "Web Seal of Approval" is highly correlated with an increase in competing products offered by large portals like Yahoo! and AOL. The initial rush of inquiries and sign ups, announced in early January, has fallen off significantly due to the increased competition. Return Assured is in the process of further development and expects to generate larger revenues in the comparable period next year as the Company redefines its strategy based on its announced and forthcoming merger with Internet Business's International, Inc., ("IBUI").

GROSS PROFIT

Our gross profit was $2,003 for the year ended August 31, 2001 as compared with nil for the year ended August 31, 2000, which represents 5% of sales. Although we do not have a year over year comparison, the gross profit was lower than expected. This shortfall is attributed to substantial discounts provided to first-time customers in order to adopt the Return Assured "Web Seal of Approval" and essential staff being spread across lower than expected revenues.

To improve the Company's overall financial results, the Company has reduced staff to a minimum in the financial services area. The Company is looking towards a redefinition of the Return Assured "Return Seal of Approval" and the areas of operations once we complete the merger with IBUI.

OPERATING EXPENSES

Operating expenses increased for the year ended August 31, 2001 from the year ended August 31, 2000 by $2,547,169, or 113%. The sharp increase is attributed to financing expenses, interest expenses, consulting fees, and legal expenses associated with the merger with Hertz Technology Group and the impending merger with IBUI. In addition, the disposal of some HTG operations resulted in a significant impairment of goodwill which we will comment on below.

IMPAIRMENT LOSS ON ASSETS

With the disposal of the Hergo, RemoteIT.com, and HCC operations, goodwill outstanding for these companies is impaired and was written off at the year ended August 31, 2001

Since the Company's goodwill was derived from the HTG merger, and the subsequent disposal resulted in a substantial loss to the Company, the Company has considered its goodwill to be fully impaired at August 31, 2001. We have recorded an impairment charge of $2,799,973, which is the entire goodwill balance the Company was carrying.

PROVISION FOR INCOME TAXES

We did not record a provision for income taxes for the years ended August 31, 2001 and 2000. This was due to the fact that the Company has experienced recurring net losses and has already taken a full valuation against any possible future tax benefit.


NET INCOME AND EARNINGS PER SHARE

Net loss for the year ended August 31, 2001 of the continuing operations resulted in a loss of $4,806,472 or $.48 per share compared to a loss of $2,261,306 or $1.96 per share for the year ended August 31, 2000.

PLAN OF OPERATIONS - RETURN ASSURED

We have recently commenced our Return Assured operations and have generated minimal revenues since inception through August 31, 2001. Our Return Assured operations have consisted of:

         - determining the feasibility and potential market acceptance of our Return Seal service;
         - developing the infrastructure to deliver and monitor our Return Seal service;
         - pursuing our marketing strategy by forming strategic relationships with web portals;
         -        raising capital to finance our business plan; and
         -        searching for acquisition and merger candidates.

Most of our expenses through August 31, 2001 have been:

         -        wages and salaries;
         -        consulting fees;
         -        financing fees and interest charges; and
         -        impairment of goodwill.

Liquidity And Capital Resources

         For the twelve months ended August 31, 2001, we had net cash used in operating activities of ($1,847,660). Large non-cash items including shares, options and warrants issued in exchange for services rendered, impairment of goodwill and the loss on the disposal of the discontinued Hertz technology group businesses amounted to more than $5,700,000. We were therefore unable to generate cash flows from operating activities. During the year ended August 31, 2001, we issued preferred stock in the amount of $5,000,000 to fund the shortfall in working capital.

         Cash used in investment activities for the twelve months ended August 31, 2001 was $242,503. The primary source of this was the cash received upon the acquisition of the Hertz Technology Group. HTG had cash in the amount of $249,492 which, upon the consummation of the merger, was (transferred) to Return Assured.

         Cash provided by financing activities for the year ended August 31, 2001 totaled $4,475,000. The Company completed a financing of its preferred stock at the same time as the merger (the "Preferred Shares"), issuing 5,000 of the Preferred Shares for $5,000,000 and granting a warrant to purchase up to $1,000,000 of additional shares of the Company's common stock. The Company issued a note payable to Eli Hertz who was the Chief Executive Officer of Hertz Technology Group at the time of the merger in the amount of $290,000. Ninety thousand dollars ($90,000) of the note which was paid during fiscal 2001 was accounted for as a use of the Company's cash during fiscal 2001. An additional $200,000 represents a note for bridge financing that the Company paid off during fiscal 2001. In addition, the Company purchased stock from Eli Hertz at the time of the merger with Hertz Technology Group in the amount of $435,000, which was a use of the Company's cash in its investing activities.

         At the end of fiscal 2001, the Company had cash in the amount of $3,001,950 as compared to $132,107 at the beginning of the fiscal year.

        The Company has entered into a definitive merger agreement with Internet Business's International Inc. ("IBUI") and it anticipates a positive impact on its cash flow following the consummation of the merger. Nevertheless, cash flow from operations may not be sufficient to meet the Company's operating expenses over the next twelve months and may require that we obtain additional funding over that period. If the Company is not successful in such endeavors, it may be forced to curtail its plans and its spending.

        The Company anticipates that its capital expenditures will increase significantly in the future as it intends to make technological improvements to its system and technical infrastructure. The Company anticipates spending in excess of $250,000 to develop automated business processes and tools to carry out its business plan and streamline systems that have already been developed. Additionally, we will continue to evaluate possible investments in complementary businesses, products and technologies, and plan to conduct aggressive brand promotions.

         The Company believes that its current cash will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If cash generated from operations is insufficient to satisfy liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to Return Assured's stockholders. If the Company issues debt securities, fixed obligations will increase and the Company may have to comply with covenants that might inhibit its operations. Moreover, such financing may not be available in amounts or on terms acceptable to the Company, if at all.

                                    PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         Executive Officers, Directors and Key Employees

         The following table sets forth certain information regarding our executive officers, directors and key employees as of December 10, 2001.


Name                             Age   Position
----                             ---   --------

Matthew Sebal                    31    President & Chairman of the Board

Todd Cusolle                     30    Director

Mr. Matthew Sebal, President and Chairman of the Board

         Mr. Sebal served as President and Chief Executive officer of Return Assured from June 2000 until December 2000, when he became President and Chairman. From 1999 to May 2000 he was Principal in IBM's e-business Services Group for British Columbia, Canada. From 1997 to 1998, Mr. Sebal was Director of Business Development for Communicate.com. From 1995 to 1997, he was Senior Strategist for Emerge Online, Inc. From 1990 to 1995, he was President of Sebal Enterprises, an import-export business. Mr. Sebal holds a Bachelor degree in Commerce from the University of Western Ontario.

Mr. Todd Cusolle, Director

         Mr. Cusolle is a director and Chief Technology Officer of Mindfuleye Systems, Inc. since March 13, 2000, is a professional senior software developer. In addition, Mr. Cusolle has been a director of Mindfuleye.com Systems Inc., the Company's wholly owned subsidiary, since July 21, 1999. Prior to co-founding Mindfuleye.com Systems Inc. in 1999, Mr. Cusolle served as a senior developer and architect at RLG NetPeformance and Communicate.com. From 1996 until 1998, Mr. Cusolle was the founding employee of Emerge Online and led the expansion of a technical team from 1 to 20 employees. While working with these organizations, Mr. Cusolle led the back end development of well known investment and financial websites, including HSBC Bank USA (formerly Marine Midland Bank), TD Bank, Comerica Bank, Fleet Bank USA, Canada Trust, Canadian Corporate News and Bayshore Trust. Notably, Mr. Cusolle designed and implemented the world's first online instant approval line-of credit application that automatically accessed and analyzed an individual's credit report.

         During the early days of the Internet (1995-1996) Mr. Cusolle held development positions at both Quadravision Communications (now Bowne Internet) and Carleton University in Ottawa, Canada.

16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to
Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended August 31, 2001.


                         ITEM 10. EXECUTIVE COMPENSATION

         The following table shows compensation paid during the fiscal years ended August 31, 2001, 2000 and 1999 by our President and our executive officers who made $100,000 or more last year. Mr. Hertz was our President and Chief Executive Officer during the year ended August 31, 2000 through October 13, 2000. Since that time Mr. Hertz has been the Chief Executive Officer of Hergo Ergonomic Support Systems Inc. Note that as the Company disposed of Hergo on October 8, 2001, but Mr. Hertz is still shown in the table of executive officers and directors. Barry Goldsammler was the Chief Financial Officer of Return Assured until October 13, 2000. Since that time, Mr. Goldsammler has been the Chief Financial Officer of Hergo. Although Return Assured disposed of Hergo on October 8, 2001, and Mr. Goldsammler is no longer employed by Return Assured, he is included in the table of executive officers and directors. Mr. Sebal has been President and Chairman of Return Assured since October 13, 2000.

                           SUMMARY COMPENSATION TABLE


                                                                                            Long Term Compensation

                                            Annual Compensation                     Awards                         Payouts

                                                                                                                           All
                                                                          Restricted       Securities                     Other
                                                          Other Annual      Stock          Underlying         LTIP        Compen-
Name & Principal Position              Salary   Bonus     Compensation      Awards          Options/         Payouts      sation
                              Year       ($)     ($)           ($)           ($)            SARs (#)           ($)          ($)
Matthew Sebal                 2001    $45,000        0               0            0         400,000                0            0
  President & CEO             2000     62,000        0               0            0         429,000 (1)            0            0
                              1999          0        0               0            0               0                0            0

Eli Hertz, CEO                2001    211,168        0         659,454            0               0                0            0
  of Hergo Ergonomic          2000    255,488        0          28,717            0         400,000  (2)           0            0
Support Systems, Inc.         1999    226,731        0               0            0         700,000  (3)           0            0


Barry Goldsammler             2001    114,274        0               0            0               0                0            0
  Chief Financial Officer     2000    124,390   25,000           1,220            0          70,000                0            0
                              1999    125,710        0               0            0          86,667                0            0


(1)  Represents assumed market value of 300,000 shares at date of grant.

(2) Includes 75,000 shares of common stock underlying options owned of record by I. Marilyn Hertz, Eli Hertz's wife.

(3) Includes 133,333 shares of common stock underlying options owned of record by I. Marilyn Hertz, Eli Hertz's wife.

COMPENSATION ARRANGEMENTS

EMPLOYMENT AGREEMENT WITH MATTHEW SEBAL, PRESIDENT AND CHAIRMAN OF RETURN
ASSURED

         Return Assured has an employment agreement (the "Agreement") with Matthew Sebal dated as of the 8th of February 2001. Under the Agreement, Return Assured agrees to employ Mr. Sebal as President and Chief Executive Officer of Return Assured at an initial base salary of $15,000 per month plus an option to purchase up to 400,000 shares of the Company's common stock at an exercise price of $.63 per share. Mr. Sebal is also entitled to participate in employee benefit plans maintained by Return Assured for its executives, and other fringe benefits including retirement plan participation and an automobile allowance of $500 per month. The Agreement has a term of three years. It may be terminated with or without cause provided that the Company gives written notice of such termination to Mr. Sebal. The Company may also terminate the Agreement because of Mr. Sebal's total and permanent disability. Mr. Sebal may terminate the agreement for "good reason" which is defined, among other things, as a default by the Company in the "payment of any material sum or of the provision of any material benefit" due Mr. Sebal under the Agreement. Mr. Sebal may also terminate the agreement without "good reason" provided Mr. Sebal gives prior written notice to the Company.


STOCK OPTION PLAN

         Our stock option plan provides for the grant of options intended to qualify as "incentive stock options" or options that are not intended to so qualify or "nonstatutory stock options". The total number of shares of common stock reserved for issuance under the plan is 2,250,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. As of December 11, 2001, we have granted 400,000 options under the plan which are still exercisable, of which none have been exercised.

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

         Currently the Company does not have directors' and officers' liability insurance, but intends to obtain such coverage during fiscal 2002.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning stock options granted to each of the executives named in the Summary Compensation Table for the fiscal year ending August 31, 2001:

                                              Percentage of Total
                         Number of Shares     of Options Granted     Exercise
                           Underlying            to Employees          Price      Expiration
Name                     Options Granted      During Fiscal Year     Per Share       Date
----                     ---------------      ------------------     ---------       ----
Matthew Sebal                400,000                 100%                 $.63       12/5/01

Michael Sweatman (1)          60,000                 100%                 $.63       10/7/01

(1)  Former Vice President of Finance.

OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

Outstanding stock options and the last sale price of our common stock as of August 31, 2001 - $ .05 per share - as reported by the OTCBB.

                            Shares                        Number of Shares
                           Acquired                          Underlying                 Value of Unexercised
                              on         Value           Unexercised Options            In-the-Money Options
      Name                 Exercise     Realized         at Fiscal Year-End              at Fiscal Year-End
      ----                 --------     --------         ------------------              ------------------

                                                    Exercisable    Unexercisable    Exercisable    Unexercisable
                                                    -----------    -------------    -----------    -------------
Matthew Sebal                  0            0            0            400,000            0               0

Barry Goldsammler              0            0           81,111         75,556            0               0

Eli Hertz                      0            0        1,100,000           0               0               0


DIRECTORS' COMPENSATION AND COMMITTEES

         We have not paid and do not presently propose to pay compensation to any director for acting in such capacity, except for the grant of shares of common stock or options and reimbursement for reasonable out-of-pocket expenses in attending meetings.

         We have no formal committees:

         -    the Audit Committee, which consists of Matthew Sebal and Todd
              Cusolle.

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

         Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law. Our Board of Directors met three times during fiscal year 2001 and voted unanimously in favor of the merger between the Company and IBUI by written consent. Our Audit Committee met eleven times during fiscal 2001.

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


ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of December 6, 2001. The information in this table provides the ownership information for:

         - each person known by us to be the beneficial owner of more than 5% of our common stock,

         -    each of our directors,

         -    each of our executive officers, and

         -    our executive officers and directors as a group.

         Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. The address of the person named below is c/o Return Assured Incorporated, 1901 Avenue of the Stars, Suite 1710, Los Angeles, California 90067.

                                                           AMOUNT OF
                                                           BENEFICIAL       PERCENTAGE
NAME                                        POSITION       OWNERSHIP          OWNED*
----                                        --------       ---------          ------
Matthew Sebal                                                 300,000           1.78%

All officers and directors as a group:                        300,000           1.78%

         We have contacted stock brokerage firms holding shares of our common stock in "street name" to determine whether there are additional substantial holders of our common stock.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS IN CONNECTION WITH THE MERGER

Stock Redemption Agreement with Eli E. Hertz and I. Marilyn Hertz

         When the merger with the Hertz Technology Group was completed, Return Assured purchased from Eli E. Hertz and I. Marilyn Hertz a total of 115,385 shares of common stock for $435,000 cash and a $290,000 principal amount, 10% promissory note due April 17, 2001. In July 2001 the Company entered into a settlement agreement with Mr. Hertz wherein if the Company did not pay the principal and interest in the note by October 8, 2001, the Company would transfer all issued and outstanding Shares of the Hertz businesses to Mr. Hertz. The Company did default on the note and has transferred the Shares in question to Mr. Hertz.

         There were no other related party transactions during fiscal 2001.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a)   Exhibit
      Number      Title of Document
--------------------------------------------------------------------------------
      2.1         Agreement and Plan of Merger and Share Exchange among Internet
                  Business's International, Inc., Return Assured Incorporated
                  and IBUI Acquisition Corporation.(1)

      2.2         Amendment No. 1 to Agreement and Plan of Merger and Share
                  Exchange between Return Assured Incorporated, Internet
                  Business's International, Inc. and IBUI Acquisition
                  Corporation.*

      3.1         Certificate of Incorporation.(2)

      3.2         Certificate of Amendment of Certificate of Incorporation dated
                  September 9, 1996.(3)

      3.3         Certificate of Amendment of Certificate of Incorporation dated
                  November 2, 1998.(4)

      3.4         Certificate of Amendment of Certificate of Incorporation dated
                  February 10, 1999.(4)

      3.5         Certificate of Amendment of Certificate of Incorporation dated
                  March 20, 2000.(4)

      3.6         Certificate of Amendment of Certificate of Incorporation dated
                  October 12, 2000.(5)

      3.7         By-Laws.(2)

      3.8         Certificate of Designations of Series A of Preferred Stock.(4)

      4.1         Specimen Stock Certificate.(4)

      4.2         Form of Redeemable Warrant.(7)

      4.3         Form of Warrant Agreement.(7)

      10.1        1996 Stock Option Plan, as amended.(4)

      10.2        Stipulation of Settlement by and between Eli Hertz and Return
                  Assured Incorporated dated as of July 2, 2001.(8)

      10.3        Employment Agreement between Return Assured Incorporated and
                  Matthew Sebal.(9)

      10.4        Program Promotion Agreement and Exhibits dated as of December
                  15, 2000, by and between PlasmaNet, Inc., Return Assured
                  Incorporated, a Delaware corporation, and Return Assured
                  Incorporated, a Nevada corporation.(10)

      10.15       Form of Merchant Agreement.(6)

(a)   Exhibit
      Number      Title of Document
--------------------------------------------------------------------------------

      21          Subsidiaries of the Registrant*

----------
 *    Filed herewith

 (1) Incorporated by reference to Form S-3/A as filed with the Securities and Exchange Commission on June 26, 2001.

 (2) Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 8, 1996.

 (3) Incorporated by reference to Form SB-2/A filed with the Securities and Exchange Commission on October 21, 1996.

 (4) Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on April 18, 2000.

 (5) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 20, 2000.

 (6) Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on December 14, 2000.

 (7) Incorporated by reference to Form SB-2/A filed with the Securities and Exchange Commission on September 27, 1996.

 (8) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2001.

 (9) Incorporated by reference to Form S-4 filed with the Securities and Exchange Commission on October 16, 2001.

(10) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           RETURN ASSURED, INC.


Dated: December 14, 2001                   By: /s/ Matthew Sebal
                                               ---------------------------------
                                               Matthew Sebal
                                               President, Acting Chief Financial
                                               Officer & Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13 day of December, 2001.


                                           By: /s/ Matthew Sebal
                                               ---------------------------------
                                               Matthew Sebal
                                               President, Acting Chief Financial
                                               Officer & Chairman of the Board



                                           By: /s/ Todd Cusolle
                                               ---------------------------------
                                               Todd Cusolle
                                               Director

                                 EXHIBIT INDEX

(a)   Exhibit
      Number      Title of Document
--------------------------------------------------------------------------------
      2.1         Agreement and Plan of Merger and Share Exchange among Internet
                  Business's International, Inc., Return Assured Incorporated
                  and IBUI Acquisition Corporation.(1)

      2.2         Amendment No. 1 to Agreement and Plan of Merger and Share
                  Exchange between Return Assured Incorporated, Internet
                  Business's International, Inc. and IBUI Acquisition
                  Corporation.*

      3.1         Certificate of Incorporation.(2)

      3.2         Certificate of Amendment of Certificate of Incorporation dated
                  September 9, 1996.(3)

      3.3         Certificate of Amendment of Certificate of Incorporation dated
                  November 2, 1998.(4)

      3.4         Certificate of Amendment of Certificate of Incorporation dated
                  February 10, 1999.(4)

      3.5         Certificate of Amendment of Certificate of Incorporation dated
                  March 20, 2000.(4)

      3.6         Certificate of Amendment of Certificate of Incorporation dated
                  October 12, 2000.(5)

      3.7         By-Laws.(2)

      3.8         Certificate of Designations of Series A of Preferred Stock.(4)

      4.1         Specimen Stock Certificate.(4)

      4.2         Form of Redeemable Warrant.(7)

      4.3         Form of Warrant Agreement.(7)

      10.1        1996 Stock Option Plan, as amended.(4)

      10.2        Stipulation of Settlement by and between Eli Hertz and Return
                  Assured Incorporated dated as of July 2, 2001.(8)

      10.3        Employment Agreement between Return Assured Incorporated and
                  Matthew Sebal.(9)

      10.4        Program Promotion Agreement and Exhibits dated as of December
                  15, 2000, by and between PlasmaNet, Inc., Return Assured
                  Incorporated, a Delaware corporation, and Return Assured
                  Incorporated, a Nevada corporation.(10)

      10.15       Form of Merchant Agreement.(6)

      21          Subsidiaries of the Registrant*


----------
 *    Filed herewith

 (1) Incorporated by reference to Form S-3/A as filed with the Securities and Exchange Commission on June 26, 2001.

 (2) Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on August 8, 1996.

 (3) Incorporated by reference to Form SB-2/A filed with the Securities and Exchange Commission on October 21, 1996.

 (4) Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on April 18, 2000.

 (5) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 20, 2000.

 (6) Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on December 14, 2000.

 (7) Incorporated by reference to Form SB-2/A filed with the Securities and Exchange Commission on September 27, 1996.

 (8) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2001.

 (9) Incorporated by reference to Form S-4 filed with the Securities and Exchange Commission on October 16, 2001.

(10) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2001.

                                    RETURN ASSURED INCORPORATED AND SUBSIDIARIES


                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



INDEPENDENT AUDITOR'S REPORT                                             F-2


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets                                                        F-3
   Statement of Operations                                               F-4
   Statement of Shareholders' Equity (deficiency) and Comprehensive
     Loss                                                                F-5
   Statement of Cash Flows                                               F-6
   Notes to Consolidated Financial Statements                         F-7 - F-17

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders of Return Assured Incorporated


We have audited the accompanying consolidated balance sheet of Return Assured Incorporated and Subsidiaries as of August 31, 2001, and the related consolidated statements of operations, shareholders' equity (deficiency) and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Return Assured Incorporated and Subsidiaries as of August 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations and has obligations that could exceed the Company's working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may result from this uncertainty.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 30, 2001

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS


TO THE BOARD OF DIRECTORS
  OF RETURN ASSURED INCORPORATED
  (FORMERLY A SURE ECOMMERCE, INC.)
  (A DEVELOPMENT STAGE COMPANY)


We have audited the accompanying balance sheet of Return Assured Incorporated (formerly A Sure eCommerce, Inc.) (A Development Stage Company) as at August 31, 2000 and the related statement of operations, stockholders' equity (deficiency) and cash flows for the year ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 3 to the financial statements reported upon, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
September 27, 2000, except for note 14(a) and (b) which is as of October 17, 2000

                                    RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
================================================================================

AUGUST 31, 2001

--------------------------------------------------------------------------------

ASSETS

Current Assets:
 Cash                                                              $        972
 Cash in escrow                                                       3,000,978
 Accounts receivable                                                      2,158
 Prepaid expenses and other current assets                               59,359
 Current assets of discontinued operations                            1,511,083

--------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                4,574,550

Noncurrent assets of discontinued operations                          1,341,159
--------------------------------------------------------------------------------
  TOTAL ASSETS                                                     $  5,915,709
================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
 Accounts payable and accrued liabilities                          $  1,048,564
 Note payable                                                           200,000
 Accrued loss on disposal of discontinued operations                  1,678,128
 Current liabilities of discontinued operations                         467,658
--------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                           3,394,350

Noncurrent liabilities of discontinued operations                       483,289
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     3,877,639
--------------------------------------------------------------------------------

Commitments and Contingencies

Redeemable preferred stock, series A, stated value $1,000
  authorized 6,000 shares, 5,000 issued, and 3,829
  outstanding shares
                                                                      3,828,873
--------------------------------------------------------------------------------

Common Shareholders' Deficiency:
 Common stock - $.001 par value; authorized 100,000,000
  shares, issued and outstanding 16,846,184 shares                       16,847
 Additional paid-in capital                                          10,933,382
 Accumulated other comprehensive income                                     503
 Accumulated deficit                                                (12,741,535)
--------------------------------------------------------------------------------
  TOTAL COMMON SHAREHOLDERS' DEFICIENCY                              (1,790,803)
--------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                   $  5,915,709
================================================================================




                                   See Notes to Consolidated Financial Statement

                                    RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
================================================================================

YEAR ENDED AUGUST 31,                                                      2001            2000
------------------------------------------------------------------------------------------------

Revenue                                                            $     40,422

Cost of revenue                                                          38,419
------------------------------------------------------------------------------------------------
Margin                                                                    2,003

General and administrative expenses
  Wages and salaries                                                  1,135,188    $  1,102,971
  Professional fees                                                     709,823         216,533
  Development costs                                                                     211,911
  Financing fees                                                        506,000         207,500
  Insurance                                                             350,241
  Travel and promotion                                                   97,922         184,498
  Consulting fees                                                       536,966         148,646
  Rent                                                                   97,852          58,494
  Office and miscellaneous                                              392,825          46,641
  Internet service and web design                                        24,594          29,189
  Telephone and utilities                                                41,000          15,259
  Bad debts                                                                              14,255
  Interest and finance charges                                          621,788           8,592
  Depreciation and amortization                                         197,725          16,817
  Loss on disposal of assets                                             96,551
------------------------------------------------------------------------------------------------
Loss from continuing operations                                      (4,806,472)     (2,261,306)

Discontinued Operations:
  Loss from operations of discontinued segments, including
   impairment of goodwill of $2,840,938                              (3,197,131)
  Loss on disposal of discontinued segments, including provision
   of $56,000 for operating losses during the phase-out period       (1,678,128)
------------------------------------------------------------------------------------------------
                                                                     (4,875,259)
------------------------------------------------------------------------------------------------

Net loss                                                             (9,681,732)     (2,261,306)

Value of warrants issued in connection with preferred stock            (669,350)

Dividends on preferred stock                                            (67,434)
------------------------------------------------------------------------------------------------
Net loss attributable to common shareholders                       $(10,418,516)   $ (2,261,306)
================================================================================================
Net loss per share - basic and diluted, continuing operations      $      (0.48)   $      (1.96)
================================================================================================
Net loss per share - basic and diluted, discontinued operations    $      (0.49)
================================================================================================
Net loss per share - basic and diluted                             $      (0.97)   $      (1.96)
================================================================================================
Weighted-average number of shares outstanding                         9,949,945       1,155,950
================================================================================================




                                   See Notes to Consolidated Financial Statement

                                    RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

YEAR ENDED AUGUST 31,                                                             2001           2000
------------------------------------------------------------------------------------------------------
Operating activities:
 Net loss                                                                  $(9,681,732)   $(2,261,306)
 Items not involving cash:
  Depreciation and amortization                                                197,725         16,817
  Services rendered in exchange for shares, options and warrants             1,194,650      1,094,976
  Noncash interest expense                                                      68,800
  Loss on sale of assets                                                        96,551
  Compensation charge for excess of fair value given in share repurchase       494,230
 Impairment of goodwill                                                      2,840,938
 Changes in operating assets and liabilities:
  Accounts receivable                                                           35,601        (37,387)
  Due to shareholders                                                                         (16,302)
  Prepaid expenses                                                             211,240       (270,014)
  Current assets of discontinued operations                                    (62,940)
  Noncurrent assets of discontinued operations                                (106,873)
  Accounts payable and accrued liabilities                                     673,216        331,502
  Accrued loss on disposal of discontinued operations                        1,678,128
  Current liabilities of discontinued operations                               327,515
  Noncurrent liabilities of discontinued operations                            185,291
------------------------------------------------------------------------------------------------------
        NET CASH USED IN OPERATING ACTIVITIES                               (1,847,660)    (1,141,714)
------------------------------------------------------------------------------------------------------

Investing activities:
 Acquisition of property and equipment                                         (13,339)      (112,837)
 Cash received on sale of assets                                                 6,350
 Cash received in acquisition                                                  249,492
------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    242,503       (112,837)
------------------------------------------------------------------------------------------------------

Financing activities:
 Deferred offering costs                                                                     (123,435)
 Issuance of notes payable                                                                    200,000
 Payment of notes payable                                                     (290,000)
 Issuance of common stock (cash)                                               200,000      1,306,883
 Repurchase of common stock                                                   (435,000)
 Issuance of preferred stock                                                 5,000,000
------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                            4,475,000      1,383,448
------------------------------------------------------------------------------------------------------

Effect of foreign currency translation                                                            536
------------------------------------------------------------------------------------------------------

Increase in cash                                                             2,869,843        129,433

Cash at beginning of year                                                      132,107          2,674
------------------------------------------------------------------------------------------------------
Cash at end of year                                                        $ 3,001,950    $   132,107
======================================================================================================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 Issue of common stock for:
   Services                                                                               $   850,850
======================================================================================================
   Financing fees                                                                         $ 1,265,700
======================================================================================================




                                   See Notes to Consolidated Financial Statement

                                    RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                          AND COMPREHENSIVE LOSS
================================================================================


                                                                                                                     Accumulated
                                                                 Common Stock                                          Other
                                                            ---------------------     Additional                    Comprehensive
                                                             Number of                 Paid-in       Accumulated       Income
                                                               shares      Amount      capital         Deficit         (Loss)
                                                            -----------   --------   ------------   -------------   -------------

Balance at August 31, 1999                                          90    $     1                   $    (61,713)   $        (33)

Common stock:
  Private placement                                          1,445,685      1,446    $ 1,054,864
  Shares issued for offering costs
    For going public                                           340,000        340        485,860
    For private placement                                      200,000        200        285,800
    For bridge financing                                       200,000        200        285,800
  Value of warrants issued in connection with
   bridge financing                                                                       68,800
  Value of warrants issued in connection with
   proposed offering                                                                     233,726
  Shares issued to founders' and other employees and
   consultants and recapitalization                          2,095,000      2,095        885,381
  Cancellation of original shares                                  (90)        (1)
  Legal fees incurred in connection with placement
  Financing fees                                               415,000        415        207,085
  Exchange gain                                                                                                              536
  Net loss                                                                                            (2,261,306)
---------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2000                                   4,695,685      4,696      3,507,316      (2,323,019)            503
---------------------------------------------------------------------------------------------------------------------------------

  Exercise warrants for cash                                   100,000        100        199,900
  Issuance of warrants for financing fee                       100,000        100        199,900
  Common stock issued as consequence of merger               2,353,304      2,353      4,704,255
  Classification of stock, warrants and professional fees
   as cost of merger
  Accrual of dividends on preferred stock                                                                (42,434)
  Repurchase of common stock                                  (115,385)      (115)      (230,655)
  Common stock issued on conversion of preferred stock       8,312,580      8,313      1,176,066
  Value of warrants attached to preferred stock                                          669,350        (669,350)
  Preferred stock issuance costs                                                                         (25,000)
  Common stock issued for services (Plasmanet)               1,400,000      1,400        585,250
  Value of options and warrants granted to consultants                                   122,000
  Net loss                                                                                            (9,681,732)
---------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2001                                  16,846,184    $16,847    $10,933,382    $(12,741,535)   $        503
=================================================================================================================================

                                                             Deferred       Total        Shareholders'   Comprehensive
                                                             Offering    Subscriptions      Equity          Income
                                                               Costs       Received       (Deficiency)       (Loss)
                                                            ----------   -------------   -------------   -------------

Balance at August 31, 1999                                               $     35,426    $    (26,319)

Common stock:
  Private placement                                                                         1,056,310
  Shares issued for offering costs                                                                  0
    For going public                                        $(486,200)                              0
    For private placement                                                                     286,000
    For bridge financing                                                                      286,000
  Value of warrants issued in connection with
   bridge financing                                                                            68,800
  Value of warrants issued in connection with
   proposed offering                                         (233,726)                              0
  Shares issued to founders' and other employees and
   consultants and recapitalization                                                           887,476
  Cancellation of original shares                                             (35,426)        (35,427)
  Legal fees incurred in connection with placement           (123,435)                       (123,435)
  Financing fees                                                                              207,500
  Exchange gain                                                                                   536             536
  Net loss                                                                                 (2,261,306)     (2,261,306)
----------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2000                                   (843,361)              0         346,135    $ (2,260,770)
---------------------------------------------------------------------------------------------------------=============

  Exercise warrants for cash                                                                  200,000
  Issuance of warrants for financing fee                                                      200,000
  Common stock issued as consequence of merger                                              4,706,608
  Classification of stock, warrants and professional fees
   as cost of merger                                          843,361                         843,361
  Accrual of dividends on preferred stock                                                     (42,434)
  Repurchase of common stock                                                                 (230,770)
  Common stock issued on conversion of preferred stock                                      1,184,379
  Value of warrants attached to preferred stock                                                     0
  Preferred stock issuance costs                                                              (25,000)
  Common stock issued for services (Plasmanet)                                                586,650
  Value of options and warrants granted to consultants                                        122,000
  Net loss                                                                                 (9,681,732)     (9,681,732)
----------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2001                                  $      --    $         --    $ (1,790,803)   $ (9,681,732)
======================================================================================================================




                                   See Notes to Consolidated Financial Statement

                                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
1.  PRINCIPAL        Return Assured Incorporated (Return Assured Nevada) was
    BUSINESS         incorporated under the laws of the State of Nevada on June
    ACTIVITY AND     10, 1999. The Company was deemed to be in the development
    SUMMARY OF       stage through October 13, 2000.
    SIGNIFICANT
    ACCOUNTING       On October 13, 2000, Return Assured Nevada, through a
    POLICIES:        reverse triangular merger, became the accounting parent
                     and the legal subsidiary of Hertz Technology Group, Inc.
                     ("Hertz"). Hertz subsequently changed its name to Return
                     Assured Incorporated ("Return Assured Delaware"), a
                     Delaware Corporation. As a result, the former subsidiaries of Hertz have become wholly owned subsidiaries. The consolidated financial statements now include the following companies: Return Assured Delaware, Return Assured Nevada,
                     Hertz Computer Corporation ("Hertz Computer"), Hergo
                     Ergonomic Support Systems, Inc. ("Hergo"), RemoteIT.com,
                     Inc. ("RemoteIT"), and Edutec Computer Education Institute,
                     Inc. ("Edutec") (collectively "the Company"). The merger has been accounted for as a purchase with resulting goodwill of approximately $3,011,000. The consolidated statements of operations and cash flows include the activity of Hertz and its former subsidiaries only since the date of the merger. As further discussed in Notes 10 and 11, subsequent to year end, the Company disposed of Hergo and RemoteIT. The Company is in the process of disposing of Hertz Computer. The measurement date for disposal of these operations is October 8, 2001.

                     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $9,681,732 and $2,261,306 for the years ended August 31, 2001 and 2000, respectively. In addition, the holders of the Preferred Stock described in Note 9 currently have the right to redeem their shares for cash. If that were to happen, the Company would not be able to meet this obligation. The Company has entered into a letter of intent to merge with another company (see Note 12) which they believe will be sufficient for the Company to continue as a going concern.

                     The Company operated in four segments, the financial services segment, the technology group segment, the Hergo segment, and the Corporate segment. The financial services segment includes the activity of Return Assured Nevada. Return Assured Nevada provides assurance to customers through its "Web Seal of Approval" which guarantees to customers who order products through the web sites displaying the seal that the Company will honor its stated return policies. To date, the Company has not generated significant revenue from this segment.

                     The technology group segment was comprised of RemoteIT, Hertz Computer and Edutec. RemoteIT offered full service networking solutions and internet and web-related services, including high-speed communications services. Hertz Computer custom designed and assembled personal workstations and networking, communication and web servers. Edutec offered state-of-the-art computerized training facilities that can be used for software, sales, education or management training. As of August 31, 2001, the Company had ceased operations in Edutec and Hertz Computer and was winding down the operations of RemoteIT.

                                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                     Hergo manufactured and sold space-saving modular racks and technical furniture to help organize all types of computer hardware and communication and electronic equipment. In addition, Hergo provided custom, contract manufacturing and fabrication of specialty metal products for use in a variety of industries.

                     The Corporate segment is comprised of Return Assured Delaware, which handles the Company's corporate compliance and equity transactions.

                     Substantially all revenue is from the sale of products. Revenue from the sale of products is recognized at the date of shipment to customers. Service revenue is recognized when the services are performed.

                     Revenue derived through the "Web Seal of Approval" is recognized when the period for which the Company guarantees a return (based upon the related web site's return policy) has elapsed.

                     All advertising costs are expensed as incurred.

                     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                     The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any loss on these accounts.

                     Cash in escrow denotes cash being held by an attorney. These amounts are not considered restricted because these funds are subject to withdrawal by the Company at the Company's option.

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

                     Goodwill was being amortized using the straight-line method over fifteen years. As discussed in notes 11 and 12, subsequent to August 31, 2001 the Company disposed of substantially all of the companies acquired in the Hertz merger. Since the Company's goodwill was derived from the Hertz merger, and the subsequent disposal resulted in a substantial loss to the Company, the Company has considered its goodwill to be fully impaired at August 31, 2001 and has recorded an impairment charge for the entire balance during the year ended August 31, 2001. This charge is included in loss from operations of discontinued segments on the consolidated statement of operations for the year ended August 31, 2001.

                                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries have been translated at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments has been deferred and is reflected as a separate component of stockholder's equity until there is a sale or liquidation of the underlying foreign investment.

                     Net Loss per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of outstanding stock options, warrants and convertible securities, whereas diluted earnings per share includes the effect of such items. The effect of potential common stock is not included in diluted earnings per share for the years ended August 31, 2001 and 2000 because the Company has incurred net losses; therefore, the effect of the dilutive securities is anti-dilutive in those years.

                     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from those estimates.

                     The Company elected to measure compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to comply with other provisions and the disclosure-only requirements of SFAS No. 123.

                     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations".
                     SFAS No. 141 is effective for business combinations initiated June 30, 2001 and purchase business combinations for which the date of acquisition is July 1, 2001 or later. The Company is in the process of analyzing SFAS No. 141 but at this time does not believe that it will have a material effect on its financial position or results of operations. Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 is required to be applied for fiscal years beginning after December 15, 2001. Earlier application is permitted for certain entities and The Company intends to adopt SFAS No. 142 as of September 1, 2001. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires a test for impairment at least annually. The Company is in the process of analyzing SFAS No. 142 but does not believe the adoption will have a material impact on its financial position or results of operations.

                     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.

                                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                     Return Assured is in the process of analyzing SFAS No. 144 but at this time does not believe that SFAS No. 144 will have a material effect on its financial position or results of operations upon its adoption.



  2.  INVENTORIES:   Inventories, which is included in current assets of
                     discontinued operations, consist of:

                     Finished goods                                   $384,119
                     Raw materials                                      31,819
                     Work-in-process                                    88,734
                     -----------------------------------------------------------
                                                                      $476,506
                     ===========================================================

  3. PROPERTY AND    Property and equipment, which is included in noncurrent
    EQUIPMENT:       assets of discontinued operations, at cost, consists of

                                                                              Depreciation/
                                                                              Amortization
                                                                                 Period
                     ----------------------------------------------------------------------
                     Furniture, fixtures and office equipment     $76,754      5-7 years
                     Production equipment                       1,948,364        5 years
                     Leasehold improvements                       379,876  Term of lease
                     Vehicles                                      57,167        3 years
                     ----------------------------------------------------------------------
                                                                2,462,161
                     Less accumulated depreciation
                      and amortization                          1,204,868
                     ----------------------------------------------------------------------
                                                               $1,257,293
                     ======================================================================

                     Property and equipment includes amounts acquired under capital leases of approximately $1,040,000 at August 31, 2001. Amortization of these assets is included in depreciation and amortization expense. Accumulated amortization of these assets amounted to approximately $250,000 at August 31, 2001.


4.   NOTE  PAYABLE    The note payable is due to an officer of Hergo.  The
                      original note was for $290,000 plus interest rate of 10% per annum and was due April 17, 2001. The Company defaulted on the unpaid portion of this note and based on a settlement agreement between the officer and the Company, the interest rate increased to 21% effective
                      April 17, 2001. Since the Company did not pay the amount due under the settlement agreement, effective October 8, 2001, the outstanding shares of certain of the former subsidiaries of Hertz reverted to this officer of Hergo
                      (see Note 12). Interest expense on this note during the year ended August 31, 2001 amounted to $21,070.

                      Due to the short-term nature of the note payable, the fair value of the note is not materially different from its carrying value.

                                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
  5.INCOME TAXES:    The provision for income taxes for the years
                     ended August 31, 2001 and 2000 differs from the amount computed using the federal statutory rate of 34% as a result of the following:






                     Year ended August 31,                               2001          2000
                     -------------------------------------------------------------------------
                     Tax benefit at federal statutory rate               (34)%          (34)%
                     State and local income tax provision net of
                      federal tax effect                                  (6)            (6)
                     Increase in deferred tax asset valuation allowance   40             40
                     -------------------------------------------------------------------------
                                                                           0%             0%
                     =========================================================================

                     The tax effects of available tax carryforwards and other temporary differences that give rise to the deferred income tax asset are presented below:

                     August 31, 2001
                     ------------------------------------------------------------
                     Federal net operating loss carryforwards         $ 5,000,000
                     State and local net operating loss carryforwards     660,000
                     Reserve for bad debts                                 17,000
                     Depreciation                                          50,000
                     Basis difference of intangibles                       20,000
                     ------------------------------------------------------------
                     Total long-term deferred income tax asset          5,747,000
                     Valuation allowance                               (5,747,000)
                     ------------------------------------------------------------
                             NET LONG-TERM DEFERRED INCOME TAX ASSET$      - 0 -
                     ============================================================

                     At August 31, 2001, the Company has a federal net operating loss carryforward of approximately $16,000,000 available to offset taxable income through 2021. The Company also has state operating loss carryforwards aggregating approximately $9,500,000 which expire through 2016. A valuation allowance has been established for the deferred tax assets that are not expected to be realized.

                     The Company files consolidated federal, state and local income tax returns.

                     The net operating loss carryforwards will be subject to annual limitations as a result of the mergers described in Notes 1 and 12.


 6. COMMITMENTS AND  The Company has an employment agreement with a key
    CONTINGENCIES:   employee expiring in February 2004.  The aggregate
                     approximate minimum commitment for salaries and benefits are as follows:

                                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                     Year ending August 31,
                            2002                              $186,000
                            2002                               186,000
                            2004                               108,500
                     -----------------------------------------------------------
                                                              $480,000
                     ===========================================================

                     The Company was named in a lawsuit against Internet Business International, Inc. (see Note 12) by Michael Rose, et al, in Orange County Superior Court. The lawsuit alleges that the Company breached a contract to pay a finder's fee on the merger transaction. It is the Company's position that no liability exists, and the Company intends to vigorously defend the suit. If the Company is unsuccessful in defending this suit, the Company could incur a loss of $750,000.

                     Michael Mulberry, a former vice president of the Company, has filed a lawsuit against the Company claiming wrongful dismissal when his employment was terminated in February 2001. The Company intends to vigorously defend the suit, and could incur a loss of $81,000.

                     A creditor has filed a small claim in British Columbia, Canada against the Company's Nevada subsidiary. The Company has filed a defense in this action and if unsuccessful, could incur a loss of approximately $12,000.

                     A legal preceding is pending against the Company and two former officers, by a former officer of a subsidiary of the Company. This former officer of the Company's subsidiary is claiming that he is entitled to receive shares from the Company for his contributions and efforts in founding Return Assured's subsidiary. It is the Company's position that its defense has merit. The two former officers of the Company have escrowed 780,000 shares of the Company's common stock they own to secure any successful claim.

                     Since estimated losses under legal proceedings were not probable, no accrual is required in accordance with SFAS No. 5.

7.  401(K) PLAN:     Hertz and its former subsidiaries have an employee savings plan which qualifies under Section 401(k) of the Internal
                     Revenue Code (the "Code"). Under the plan, all employees who are at least 21 years of age and have completed 1 year of service are eligible to defer up to 22% of their pre-tax compensation subject to the Code's limits. The
                     Company matches 3% of employee contributions. The Company contributed approximately $27,000 for the period October
                     13, 2000 to August 31, 2001.


8.  SEGMENT          During the year ended August 31, 2001, the Company
    INFORMATION:     operated primarily in four industry segments: (i)
                     financial services, (ii) technology group (iii) Hergo and
                     (iv) Corporate. The accounting policies of the segments and the products and services provided by the operating segments are described in Note 1. The tables below present information about reported segments.

                       For the year ended August 31, 2001:

                                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                                                   Financial               Technology
                                                    Services      Hergo       Group      Corporate      Consolidated
                     ------------------------------------------------------------------------------------------------
                     Revenue (unaffiliated)        $  10,422                $ 30,000                     $ 40,422
                     Net loss from continuing
                      operations                  (2,726,397)               (298,814)   $(1,781,261)   (4,806,472)
                     Net loss from discontinued
                      operations                              $ (257,379)    (98,814)                  (3,197,131)
                     Assets                           21,455   2,839,726      56,889      2,997,639     5,915,709
                     Interest and finance charges     48,152                     208        573,428       621,788
                     Depreciation and amortization    14,782                  20,448        162,495       197,725
                     Additions to property and
                      equipment of continuing
                      operations                      13,339                                               13,339
                     ------------------------------------------------------------------------------------------------

                     The Company did not operate in distinct segments during the year ended August 31, 2000.


9.  CAPITAL          The Company completed a financing of Series A Convertible
    TRANSACTIONS:    Redeemable Preferred Stock (the "Preferred Shares") at
                     the same time as the merger. The Company issued 5,000 of the Preferred Shares for $5,000,000 and granted 404,041 warrants to purchase up to $1,000,000 of additional shares of Return Assured common stock. The Company recorded a $669,350 charge for the value of the warrants which has been included in the net loss attributable to common shareholders in the Consolidated Statement of Operations at August 31, 2001. The Preferred Shares carry a dividend of
                     1% and are convertible at the lesser of the average three lowest per share market value prices for the previous 45 day period preceding the conversion date or $3.00. Per share market price is defined as the closing bid prices of the Company's common shares (the "Common Shares").

                     The Preferred Shares are redeemable based on factors that are outside the Company's control. As of August 31, 2001, these factors had been met and as such, the Preferred Shares can be redeemed at any time for cash at the holder's option.

                     As of August 31, 2001, the holder of the Preferred Shares had converted $1,171,127 of Preferred Shares and $13,252 of accrued dividends into 8,312,579 common shares.

                     At August 31, 2001, the Company's outstanding warrants are summarized as follows:

                                                              Number
                                                                of         Exercise
                     Expiration Date                          Shares        Price
                     -------------------------------------------------------------
                     June 7, 2003                            300,000        $ 1.00
                     June 20, 2003                            28,000          1.42
                     June 27, 2003                           300,000          1.00
                     August 2, 2003                          485,000          0.70
                     July 13, 2003                            50,000          1.00
                     October 13, 2003                        737,371          3.00
                     July 13, 2005                           290,000          1.00
                     July 13, 2005                           333,333          3.00
                     -------------------------------------------------------------
                     Outstanding at end of year            2,523,704
                     =============================================================

                                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
                     The board of directors adopted a stock incentive plan. The total number of shares of common stock reserved for issuance under the Plan is 2,250,000. Options may be granted to the Company's employees, officers, and directors and certain of the Company's consultants and advisors subject to board of director's approval.

                     The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock at the date the option was granted. Incentive stock options granted under the plan have a maximum term of ten years, except for 10% stockholder who are subject to a maximum term of five years.

                     A summary of the status of the Company's options as of August 31, 2001, and changes during the year then ended is presented below:

                                                                          Weighted-
                                                              Number      Average
                                                                of        Exercise
                                                              Shares        Price
                     ---------------------------------------------------------------
                     Outstanding at beginning of year              0        $0.00
                     Assumed as part of merger             1,570,231         1.48
                     Granted                                 868,000         0.63
                     Canceled                                502,000         0.77
                     Exercised                                     0         0.00
                     ---------------------------------------------------------------
                     Outstanding at end of year            1,936,231        $1.30
                     ===============================================================

                                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                     Subsequent to year end, 1,536,231 of the above options were canceled.

                     The range of exercise prices at August 31, 2001 was $0.63 to $2.69 and the weighted-average remaining contractual life is 8.13 years.

                     The weighted-average fair value of options granted during the years ended August 31, 2001 was $0.63.

                     The following table summarized information about the Company's stock options outstanding and exercisable at August 31, 2001:

                                              Weighted-
                                               Average                   Weighted-
                                              Remaining                   Average
                     Exercise     Options    Contractual      Options    Exercise
                       Prices   Outstanding     Life        Exercisable    Price
                     --------------------------------------------------------------
                      $0.63       490,000      9.42 years                   $0.63
                       0.85       848,231      7.25 years     565,770        0.85
                       1.31        84,000      7.46 years      56,028        1.31
                       2.69       514,000      8.46 years     437,620        2.69
                     --------------------------------------------------------------
                                1,936,231      8.13 years   1,059,418       $1.63
                     ==============================================================

                     The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of SFAS No.
                     123. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and loss per share would have been for the year ended August 31, 2001 as follows:

                     -------------------------------------------------------------
                     Net loss as reported                           $  (9,681,732)
                     Net loss - pro forma                              (9,967,752)
                     Loss per share - as reported (basic and diluted)       (0.98)
                     Loss per share - pro forma (basic and diluted)         (1.22)
                     -------------------------------------------------------------

                     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended August 31, 2001: expected volatility of 223%; risk-free interest rates of 4.83% to 6.52%; expected lives of 10 years; and no dividend yield.

                                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

  10. DISCONTINUED   Subsequent to year-end, the Company disposed of its Hergo
      OPERATIONS:    and RemoteIT operations and is in the process of disposing of its Hertz Computer operations (See Note 12). The results of the operations and the loss of the disposal have been reflected as discontinued operations in the accompanying consolidated financial statements.

                     Net sales from discontinued operations amounted to $4,776,548 for the year ended August 31, 2001.


11. PROFORMA         The following pro forma information assumes the
    INFORMATION      acquisition of Hertz had occurred at the beginning of the
                     periods presented:

                                                                       August 31,      August 31,
                     Year ended                                           2001            2000
                     ------------------------------------------------------------------------------
                     Revenue                                       $       40,422   $     94,515
                     Net loss                                          (9,967,227)   (11,346,714)
                     Loss per share - basic and diluted                     (0.98)         (3.34)
                     Weighted average number of shares                 10,207,459      3,393,869
                     ------------------------------------------------------------------------------

12. SUBSEQUENT       Effective October 8, 2001, the Company divested itself of
    EVENT            Hergo and RemoteIT as part of a settlement agreement with
                     an officer of Hergo. The Company is also in the process of disposing of Hertz Computer Corporation. In exchange for the companies, said officer of Hergo agreed to cancel all debt that is owed to him by the Company (approximately
                     $231,000) and agreed to cancel his employment and consulting agreements with the Company.

                     The Company has entered into a merger agreement, as amended, to merge with Internet Business's International, Inc. ("IBUI") through a reverse triangular merger. The merger will be structured as a stock-for-stock exchange. Under this agreement Return Assured would issue 0.077 shares of the Company's common stock, par value $0.001 per share, for each share of IBUI common stock outstanding as of the effective date of the merger. The merger would to be accounted for as an acquisition under the purchase method of accounting for business combinations with an estimated purchase price of $1,100,000.


                     In conjunction with the proposed merger, the Company would conduct a 1:6 reverse split of its common stock.