Form 10QSB
period 2001-11-30
RETURN ASSURED INC
filed 2002-01-22
CIK 1020726

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


       |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 30, 2001

                                       or

       | |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                         Commission file number 0-21679

                         RETURN ASSURED INCORPORATED
            (Exact name of registrant as specified in its charter)

                 Delaware                              13-3896069
      (State or other jurisdiction of              (I.R.S. or Employer
      incorporation or organization)               Identification No.)


   1901 AVENUE OF THE STARS, SUITE 1710
          LOS ANGELES, CALIFORNIA                         90067
 (Address of principal executive offices)              (Zip Code)

                                (877) 807-4664
             (Registrant's telephone number, including area code)

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      As of January 18, 2001, there were 16,850,799 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                           RETURN ASSURED INCORPORATED

                NOVEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

          Special Note Regarding Forward-Looking Statements.................2

                         PART I - FINANCIAL INFORMATION
                                        3

Item 1.   Financial Statements..............................................3
Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................6
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......16

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................16
Item 2.   Changes in Securities and Use of Proceeds........................17
Item 3.   Defaults in Senior Securities....................................18
Item 4.   Submission of Matters to a Vote of Security Holders..............18
Item 5.   Other Information................................................19
Item 6.   Exhibits and Reports on Form 8-K.................................19

      References in this report to "we", "us", "our" and similar terms means Return Assured Incorporated, a Delaware corporation, formerly Hertz Technology Group, Inc.


               Special Note Regarding Forward-Looking Statements

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements





      Independent Accountant's Report........................................4

      Consolidated Balance Sheet as of November 30, 2001 and August
         31, 2001............................................................5

      Consolidated Statements of Operations for the three months ended November 30, 2001 and November 30, 2000.......................6

      Consolidated Statements of Cash Flows for the three months ended November 30, 2001 and November 30, 2000.......................7

      Notes to Consolidated Financial Statements..........................8-10

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders of Return Assured Incorporated


We have reviewed the accompanying consolidated balance sheet of Return Assured Incorporated and Subsidiaries as of November 30, 2001, and the related consolidated statements of operations and cash flows for the three-month periods ended November 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements reported upon, the Company has no established source of revenue, has sustained recurring net operating losses, and has a shareholders' deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 14, 2002

                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
_______________________________________________________________________________

                                                                       November 30,    August 31,
                                                                          2001           2001
                                                                       (unaudited)    (unaudited)
--------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                 $         2   $        972
  Cash in escrow                                                         2,974,050      3,000,978
  Accounts receivable                                                                       2,158
  Prepaid expenses and other current assets                                  1,940         59,359
  Current assets of discontinued operations                                             1,511,083
--------------------------------------------------------------------------------------------------
     Total current assets                                                2,975,992      4,574,550

Noncurrent assets of discounted operations                                              1,341,159
--------------------------------------------------------------------------------------------------
     Total Assets                                                      $ 2,975,992    $ 5,915,709
==================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                             $ 1,278,916    $ 1,048,564
  Note payable                                                                            200,000
  Accrued loss on disposal of discontinued operations                                   1,678,128
  Current liabilities of discontinued operations                                          467,658
--------------------------------------------------------------------------------------------------
     Total current liabilities                                           1,278,916      3,394,350

Noncurrent liabilities of discontinued operations                                         483,289
--------------------------------------------------------------------------------------------------
     Total liabilities                                                   1,278,916      3,877,639
--------------------------------------------------------------------------------------------------

Commitments and Contingencies

Redeemable preferred stock, series A, stated value  $1,000
 authorized 6,000 shares, 5,000 issued, and  3,829 outstanding shares
 No liquidation preference.                                              3,828,873      3,828,873
--------------------------------------------------------------------------------------------------

Common Shareholders' Deficit:
  Common stock - $.001 par value; authorized 100,000,000
   shares, issued and outstanding 16,846,184 shares                         16,847         16,847
  Additional paid-in capital                                            10,933,382     10,933,382
  Accumulated other comprehensive Income                                       503            503
  Accumulated deficit                                                  (13,082,529)   (12,741,535)
--------------------------------------------------------------------------------------------------
     Total common shareholders' deficit                                 (2,131,797)    (1,790,803)
--------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Deficit                       $ 2,975,922    $ 5,915,709
==================================================================================================






                                                   See Notes to Consolidated Financial Statements

                                                                                              F-3

                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
_____________________________________________________________________________

                                                                            Unaudited
                                                                       ------------------------
Three months ended November 30,                                           2001         2000
-----------------------------------------------------------------------------------------------
Revenue                                                                             $   29,571

Cost of revenue                                                                          6,242
-----------------------------------------------------------------------------------------------

Margin                                                                                  23,329

General and administrative expenses
  Wages and salaries                                                  $  46,500        218,293
  Professional fees                                                     180,568        117,578
  Financing fees                                                                       506,000
  Insurance                                                                             15,805
  Travel and promotion                                                                  62,136
  Consulting fees                                                        15,305        187,217
  Rent                                                                                  30,050
  Office and miscellaneous                                               20,001        215,900
  Internet service and web design                                                        8,943
  Telephone and utilities                                                   172         19,561
  Interest and finance charges                                           21,098         81,789
  Depreciation and amortization                                                         50,973
-----------------------------------------------------------------------------------------------

Loss from continuing operations                                        (283,644)    (1,490,916)

Discontinued Operations:
  Loss from operations of discontinued segments                         (47,804)      (772,780)
-----------------------------------------------------------------------------------------------

Net loss                                                               (331,448)    (2,263,696)

Value of warrants issued in connection with preferred stock                           (669,350)

Dividends on preferred stock                                             (9,546)       (25,000)
-----------------------------------------------------------------------------------------------
Net loss attributable to common shareholders                        $  (340,994)   $(2,958,046)
===============================================================================================
Net loss per share - basic and diluted, continuing operations       $     (0.02)   $     (0.37)
===============================================================================================
Net loss per share - basic and diluted, discontinued operations           (0.00)         (0.13)
===============================================================================================
Net loss per share - basic and diluted                              $     (0.02)   $     (0.50)
===============================================================================================
Weighted-average number of shares outstanding                        16,846,184      5,927,638
===============================================================================================



                                                 See Notes to Consolidated Financial Statements

                                                                                            F-4

                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
________________________________________________________________________________

                                                                                  Unaudited
                                                                            -----------------------
Three-months ended November 30,                                                2001        2000
---------------------------------------------------------------------------------------------------
Operating activities:
  Net loss                                                                 $ (331,448)  $(2,263,696)
  Items not involving cash:
    Depreciation and amortization                                                           206,161
    Compensation charge for excess of fair value given in share repurchase                  494,230
    Services rendered in exchange for shares, options and warrants                          486,000
    Loss on abandonment of assets                                                            82,429
    Non cash interest expense                                                                68,800
  Changes in operating assets and liabilities:
    Accounts receivable                                                         2,158      (247,309)
    Inventory                                                                               (38,591)
    Prepaid expenses and other current assets                                  57,419        40,989
    Current assets of discontinued operations                               1,511,083
    Noncurrent assets of discontinued operations                            1,341,159
    Accounts payable and accrued liabilities                                  220,806       381,189
    Accrued loss on disposal of discontinued operations                    (1,878,128)
    Current liabilities of discontinued operations                           (467,658)
    Noncurrent liabilities of discontinued operations                        (483,289)
----------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                 (27,898)     (789,798)
----------------------------------------------------------------------------------------------------

Investing activities:
  Acquisition of property and equipment                                                     (16,652)
  Net cash received on merger                                                               249,492
----------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                                           232,840
----------------------------------------------------------------------------------------------------

Financing activities:
  Capital lease payments                                                                    (52,656)
  Payment of notes payable                                                                 (200,000)
  Issuance of common stock (cash)                                                           200,000
  Repurchase of common stock                                                               (435,000)
  Issuance of preferred stock                                                             5,000,000
----------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                         4,512,344
----------------------------------------------------------------------------------------------------

(Decrease) increase in cash                                                   (27,898)    3,955,386

Cash at beginning of period                                                 3,001,950       132,107
----------------------------------------------------------------------------------------------------
Cash at end of period                                                      $2,974,052    $4,087,493
====================================================================================================

Supplemental Disclosure of Noncash Financing Activity:

Accrual of dividends on preferred stock                                    $    9,546
====================================================================================================




                                                     See Notes to Consolidated Financial Statements




                                    RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     PRINCIPAL BUSINESS         Return Assured Incorporated (Return Assured
       ACTIVITY AND SUMMARY       Nevada) was incorporated under the laws of the
       OF  SIGNIFICANT            State of Nevada on June 10, 1999. The Company
       ACCOUNTING POLICIES:       was deemed to be in the development stage
                                  through October 13, 2000.

                                  On October 13, 2000, Return Assured Nevada, through a reverse triangular merger, became the accounting parent and the legal subsidiary of Hertz Technology Group, Inc. ("Hertz"). Hertz subsequently changed its name to Return Assured Incorporated ("Return Assured Delaware"), a Delaware Corporation. As a result, the former subsidiaries of Hertz have become wholly owned subsidiaries. The consolidated financial statements now include the following companies, Return Assured Delaware, Return Assured Nevada, Hertz Computer Corporation ("Hertz Computer"), Hergo Ergonomic Support Systems, Inc. ("Hergo"), RemoteIT.com, Inc. ("RemoteIT"), and Edutec Computer Education Institute, Inc. ("Edutec") (collectively "the Company"). The merger was accounted for as a purchase with resulting goodwill of approximately $3,011,000. The consolidated statements of operations and cash flows include the activity of Hertz and its former subsidiaries only since the date of the merger. As further discussed below, the Company disposed of Hergo, RemoteIT, and Hertz Computer. The measurement date for disposal of these operations was October 8, 2001.

                                  Effective October 8, 2001, the Company
                                  divested itself of Hergo, RemoteIT, and Hertz Computer. In exchange for the Companies, Eli Hertz agreed to cancel all debt that is owed to him by the Company (approximately $220,000) and agreed to cancel his consulting agreement with the Company.

                                  The accompanying consolidated financial
                                  statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has recurring net losses. In addition, the holders of the Preferred Stock currently have the right to redeem their shares for cash. If that were to happen, the Company would not be able to meet this obligation. The Company is currently seeking a merger candidate which they believe will be sufficient for the Company to continue as a going concern.

                                  The Company operated in four segments, the financial services segment, the technology group segment, the Hergo segment, and the Corporate segment. The financial services segment includes the activity of Return Assured Nevada. Return Assured Nevada provided assurance to customers through its "Web Seal of Approval" that guarantees that customers who order products through the web sites displaying the seal that the Company will honor its stated return policies. To date, the Company has not generated significant revenue from this segment.

                                  The technology group segment was comprised of RemoteIT, Hertz Computer and Edutec. RemoteIT offered full service networking solutions and internet and web-related services, including high-speed communications services. Hertz Computer custom designed and assembled personal workstations and networking, communication and web servers. Edutec offered state-of-the-art computerized training facilities that can be used for software, sales, education or management training. As of November 30, 2001, the Company has ceased operations in Edutec and disposed of Hertz Computer and RemoteIT.

                                   RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Hergo manufactured and sold space-saving modular racks and technical furniture to help organize all types of computer hardware and communication and electronic equipment. In addition, Hergo provided custom, contract manufacturing and fabrication of specialty metal products for use in a variety of industries. As of November 30, 2001, the Company had disposed of Hergo.

                                   The Corporate segment is comprised of Return
                                   Assured Delaware, which handles the Company's corporate compliance and equity transactions.

                                   The interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

                                   Cash in escrow denotes cash being held by an attorney. These amounts are not considered restricted because these funds are subject to withdrawal by the Company at the Company's option.



 2.   CONTINGENCIES:              The Company was named in a lawsuit against
                                  Internet Business International, Inc. by
                                  Michael Rose, et al, in Orange County
                                  Superior Court. The lawsuit alleges that the Company breached a contract to pay a finder's fee on the merger transaction. It is the Company's position that no liability exists, and the Company intends to vigorously defend the suit. If the Company was unsuccessful in defending this suit, the Company could incur a loss of $750,000.

                                  Michael Mulberry, a former Vice President of the Company, has filed a lawsuit against the Company claiming wrongful dismissal when his employment was terminated in February 2001. The Company intends to vigorously defend the suit and could incur a loss of $81,000.

                                  A creditor has filed a small claim in British Columbia, Canada against the Company's Nevada subsidiary. The Company has filed a defense in this action and if unsuccessful, could incur a loss of approximately $12,000.

                                  A legal proceeding is pending against the Company and two former officers, by a former officer of a subsidiary of Return Assured's. This former officer of the Company's subsidiary is claiming that he is entitled to receive shares from the Company for contributions in founding Return Assured's subsidiary. It is the Company's position that its defense has merit. The two former officers of the Company have escrowed 780,000 shares of the Company's common stock they own to secure any successful claim.

                                  P. Sun's Enterprises (Vancouver) Ltd. has filed a lawsuit against the Company for the Company's failure to pay rent in accordance with a lease which the Company entered into for office space at 885 West Georgia Street in Vancouver, British Columbia. The Company expects to settle this lawsuit.

                                  Since estimated losses under legal proceedings were not probable, no accrual is required in accordance with Statement of Financial Accounting Standards No. 5.

                                  The Company entered into a letter of intent to merge with Internet Business International Inc. ("IBUI") in May 2001 and executed a definitive merger agreement in June 2001. On January 14, 2002, however, IBUI and Return Assured mutually decided to terminate the merger agreement and ceased all activity in process related to the merger.

                                   RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     SEGMENT INFORMATION:       During the quarters ended November 30, 2001
                                  and 2000, respectively, the Company had four industry segments: (i) Financial Services,
                                  (ii) Technology Group (iii) Hergo (iv) and
                                  Corporate. The accounting policies of the segments and the products and services provided by the operating segments are described in Note 1. The tables below present information about reported segments.

                                  For the quarter ended November 30, 2001:

                                                                   Financial                Technology
                                                                   Services        Hergo       Group      Corporate    Consolidated

                                   Net loss from continuing
                                    operations                     $(136,176)                            $ (195,272)      (331,448)
                                   Net loss from discontinued
                                    operations                                  $ (47,804)                                 (47,804)
                                   Assets                              1,942                              2,974,050      2,975,992
                                   ------------------------------------------------------------------------------------------------

                                  For the quarter ended November 30, 2000:

                                                                   Financial                Technology
                                                                   Services        Hergo       Group       Corporate    Consolidated

                                   Revenue (unaffiliated)                                   $     30,000    $  (429)    $   29,571
                                   Net loss from continuing
                                    operations                      (955,167)                   (116,803)  (418,946)    (1,490,916)
                                   Net loss from discontinued
                                    operations                                  $ (532,825)     (239,955)                 (772,780)
                                   ------------------------------------------------------------------------------------------------

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

                             DESCRIPTION OF BUSINESS

Mergers

      In June 2001, we entered into a Merger and Share Exchange Agreement ("Merger Agreement") with Internet Business's International, Inc. ("IBUI") at which time, we planned to complete the Merger during fiscal year 2002. On January 14, 2002, however, the two companies announced their mutual decision to terminate the Merger Agreement and to cease all efforts underway to effectuate the merger. In the prior fiscal year, we closed the business combination of our Return Assured business and Hertz Technology Group business. On October 13, 2000 Asure Acquisition Corp., a wholly-owned subsidiary of Hertz Technology Group, Inc., a Delaware Corporation, was merged into Return Assured Incorporated, a Nevada Corporation. At the same time Hertz Technology Group changed its name to Return Assured Incorporated. We discovered, however, that the synergies we expected between Return Assured and certain of the subsidiaries of the Hertz Technology Group including Hergo Ergonomic Support Systems, Inc. ("Hergo") and its subsidiary RemoteIT.com Inc. and Hertz Computer Corporation, did not come to fruition and, therefore, Return Assured disposed of Hergo, RemoteIT.com Inc., and Hertz Computer Corporation (collectively the "Hertz Businesses") because the Hertz businesses are not core businesses of Return Assured. For example, Hergo's primary business is the manufacture and distribution of office furniture which is not an Internet business and has little in common with Return Assured, precluding the possibility of any efficiencies of scale, joint sales or marketing efforts or other joint initiatives.

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

Our Other Operations

      We operated additional lines of business but have recently disposed of certain of the Hertz businesses including Hergo Ergonomic Support Systems, Inc., which was the subsidiary that manufactured and sold a line of functional, ergonomic, modular products instrumental in achieving efficient workplace environments. We also disposed of RemoteIT.Com Inc., which offered Internet and communication services. We are disposed of Hertz Computer Corporation, the subsidiary that configured and sold customized personal computers and peripherals.

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

Holders

      As of January 18, 2002, there were approximately 97 record holders of our common stock.

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

Recent Sales Of Securities

      There were no sales of securities during the quarter ended November
30,2001.

      Simultaneous with the merger of Return Assured with Hertz Technology Group in the first quarter of fiscal 2001, we issued 5,000 shares of Series A Preferred Stock and 404,041 common stock purchase warrants in a private placement to Global Emerging Markets ("GEM") for $5,000,000. These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. GEM did not convert any shares during the quarter ended November 30, 2001.

Financial Statements

      The financial statements and supplementary data are included beginning immediately following the signature page to this report including a list of the financial statements and financial statement schedules included.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

      GENERAL

THE MERGER

      During fiscal year 2000, we completed the business combination of the Return Assured business and the Hertz Technology Group business. On October 13, 2000 Asure Acquisition Corp., a wholly-owned subsidiary of Hertz Technology Group, Inc., a Delaware Corporation, was merged with and into Return Assured Incorporated, a Nevada Corporation. At the same time Hertz Technology Group changed its name to Return Assured Incorporated.

      Following the merger, Return Assured discovered that the synergies it anticipated between Hertz and Return Assured did not materialize and therefore Return Assured decided to dispose of Hergo Ergonomic Support Systems, Inc., RemoteIT.com, Inc. and Hertz Computer Corporation (collectively the "Hertz Businesses").

      The Company now operates in the financial services area consisting primarily of Return Assured's "Web Seal of Approval" and related services. While Edutec is still a subsidiary of Return Assured, Edutec ceased active operations in the prior fiscal year with the termination of the Varick Street lease.

PLAN OF OPERATIONS

Results of Operations

      Due to the Company's divestiture of Hergo Technology Inc., RemoteIT.com and Hertz Computer Corporation (collectively the "Hertz Businesses"), the Company's financial results for the quarter ended November 30, 2001 do not include the financial results of the Hertz businesses for the entire quarter. As Return Assured owned the Hertz Businesses for the first month of the quarter, financial results for that period are included in the line entitled "Loss from Discontinued Operations."

      The timing of the commencement of our Return Assured operations has coincided with a significant downturn in the entire Internet sector and although initial signups with a number of merchants were encouraging, follow-through revenue has been very disappointing. In addition, the initial rush of inquiries and signups, announced in early January 2001, have not resulted in significant revenues.

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

      The Company entered into a letter of intent to merge with Internet Business International Inc ("IBUI") in May 2001 and executed a definitive merger agreement in June 2001. On January 14, 2002, however, IBUI and Return Assured mutually decided to terminate the merger agreement and ceased all activity in process related to the merger.

      Our Return Assured operations have not generated any significant revenues since inception in June 1999 through November 30, 2001. Our Return Assured operations have consisted of:

     - determining the feasibility and potential market acceptance of our web seal service;

     - developing the infrastructure to deliver and monitor our web seal service;

     - pursuing our marketing strategy by forming strategic relationships with web portals;

     -    raising capital to finance our business plan; and

     -    assembling our management team.

      As noted above, we have scaled back the Return Assured operations and are in the process of redefining our markets and products in response in order to generate higher revenues. This redefinition continues and currently we continue to test market the Seal of Approval.

      The Company will also be meeting with our insurance underwriter to discuss our ongoing relationship and to ensure that our product development efforts can be reconciled with the needs of our insurer.

      The Company has received a database of names pursuant to the FreeLotto Agreement and is reviewing options for the use of that database.

      Return Assured is experiencing significant negative effects from the overall Dot Com meltdown. Sales have been affected as the Edutec classroom was closed when the company gave up its lease on the Varick Street space.

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


LIQUIDITY AND CAPITAL RESOURCES

      For the three months ended November 30, 2001, we had net cash used in operating activities of $27,898 as compared to $789,798 for the three months ended November 30, 2000. The change in the operating activities is due to the fact that the Company has cut back on its businesses. We were unable to generate cash flows from operating activities. In the previous fiscal year, we issued preferred stock in the amount of $5,000,000 to fund the shortfall in working capital.

      Cash provided by investment activities for the three months ended November 30, 2001 was nil as compared to $232,840 in net cash provided by investing activities for the three months ended November 30, 2000. In the prior year the primary source of this was the cash received upon the acquisition of the Hertz Technology Group.

      Cash provided by financing activities for the quarter ended November 30, 2001 totaled nil as compared to $4,512,344 in cash provided by financing activities for the quarter ended November 30, 2000. The Company completed a financing of its preferred stock at the same time as the merger (the "Preferred Shares"), issuing 5,000 of the Preferred Shares for $5,000,000 and granting a warrant to purchase up to $1,000,000 of additional shares of the Company's common stock. The Company issued a note payable to Eli Hertz who was the Chief Executive Officer of Hertz Technology Group at the time of the merger in the amount of $290,000.

      At the end of the quarter ended November 30, 2001, the Company had cash in the amount of $2,974,052 as compared to $3,001,950 at the beginning of the quarter, a decrease of $27,898.

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

      As of November 30, 2001, the Company had $2,974,052 in cash and $1,697,076 in working capital.


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

      A creditor has filed a small claim in British Columbia Canada against the Company's Nevada subsidiary. The Company has filed a defense in this action. If the Company was unsuccessful in defending this lawsuit, the Company could incur a loss of approximately $12,000 USD.

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

      In exchange for the above-mentioned membership generation, at the end of each calendar week, we issue $6.00 worth of our common stock to PlasmaNet for each new member referred by us for that week. We have delivered into escrow 1,400,000 shares of common stock. All 1,400,000 have been delivered to PlasmaNet for the registrations. These shares were subsequently registered pursuant to a Registration Statement on Form S-3 filed January 16, 2001 (the "Registration Statement").

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

      An additional Registration Statement was filed on Form S-3 on June 7, 2001, and amended on June 26, 2001 and October 5, 2001 pursuant to the preferred share agreements, so that an additional 25,000,000 shares are available for conversion. The shares will be held in escrow until such conversions occur. The Company is awaiting comment from the Securities and Exchange Commission in respect of this Registration Statement.

Item 3.  Defaults in Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      The Company was informed by Nasdaq that it was delisted in August 2001. Return Assured appealed this decision primarily because of its estimate of the market value of the stock upon its merger with IBUI. A decision on the appeal was reached and Return Assured was informed by Nasdaq that the Company's common stock was not going to be relisted on Nasdaq at this particular point in time.

      The Company has filed a Form S-3 Registration Statement to register 25,000,000 common shares to be held in escrow to be issued on conversion of the Preferred Shares which remain outstanding. At the current conversion price, these 25,000,000 Common Shares will not be sufficient to provide for conversion of all of the outstanding Preferred Shares.

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

(4) Incorporated by reference to Return Assured's Registration Statement on Form SB-2 (File No. 333-09783), filed on August 8, 1996.

(5) Incorporated by reference to Return Assured's Annual Report on Form 10-KSB (File No. 0-21679), filed on December 14, 2000.

(6) Incorporated by reference to Return Assured's Registration Statement on Form S-3 (File No. 333-44614), filed on August 25, 2000.

(b)   Reports on Form 8-K:

      On December 4, 2001, Return Assured filed a report on Form 8-K to report that it had disposed of certain of its wholly-owned subsidiaries including Hergo Technology, Inc. and its wholly-owned subsidiary, RemoteIT.com, Inc. and that the Company was in the process of disposing of its wholly owned computer subsidiary, Hertz Computer Corporation.

      On January 16, 2002, Return Assured filed a report on Form 8-K to report that it had terminated a Merger Agreement and plans to merge with Internet Business's International Inc.

      No other Form 8-K's were filed during the period represented by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RETURN ASSURED INCORPORATED


Dated:  January 22, 2002               By:  /s/ Matthew Sebal
                                            ----------------------------
                                            Matthew Sebal
                                            President, Chairman and Acting
                                             Chief Financial Officer


Dated:  January 22, 2002               By: /s/ Todd Cusolle
                                           ------------------------------
                                            Todd Cusolle
                                            Director