Form 10QSB
period 2002-02-28
RETURN ASSURED INC
filed 2002-04-22
CIK 1020726

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended February 28, 2002

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

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      As of April 15, 2002, there were 35,680,679 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                           RETURN ASSURED INCORPORATED

              FEBRUARY 28, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
Special Note Regarding Forward-Looking Statements.....................       2

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements........................................       3
Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................      11
Item 3.   Quantitative and Qualitative Disclosures About Market Risk..      15

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...........................................      16
Item 2.   Changes in Securities and Use of Proceeds...................      16
Item 3.   Defaults in Senior Securities...............................      18
Item 4.   Submission of Matters to a Vote of Security Holders.........      18
Item 5.   Other Information...........................................      18
Item 6.   Exhibits and Reports on Form 8-K............................      19

      References in this report to "we", "us", "our" and similar terms means Return Assured Incorporated, a Delaware corporation, formerly Hertz Technology Group, Inc.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended February 28, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      Independent Accountant's Report...................................       4

      Consolidated Balance Sheet as of February 28, 2002 and August
         31, 2001.......................................................       5

      Consolidated Statements of Operations for the three months ended February 28, 2002 and February 28, 2001 and for the
         six months ended February 28, 2002 and February 28, 2001.......       6

      Consolidated Statements of Cash Flows for the six months ended
         February 28, 2002 and February 28, 2001........................       7

      Notes to Consolidated Financial Statements........................    8-10

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders of Return Assured Incorporated


We have reviewed the accompanying consolidated balance sheet of Return Assured Incorporated and Subsidiaries as of February 28, 2002, the related consolidated statements of operations, and cash flows for the six-month periods ended February 28, 2002 and 2001 and the related consolidated statements of operations for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements reported upon, the Company has no established source of revenue, has sustained recurring net operating losses, and has a shareholders' deficit. In addition, the holders of the preferred stock have the right to redeem their shares for cash in an amount which exceeds available funds. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 4, 2002

                 RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                February 28,
                                                   2002            August 31,
                                                (unaudited)      2001 (audited)
-------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                         $         886     $         972
  Cash in escrow                                   2,808,056         3,000,978
  Accounts receivable                                                    2,158
  Prepaid expenses and other current assets            3,086            59,359
  Current assets of discontinued operations                          1,511,083

-------------------------------------------------------------------------------
     Total current assets                          2,812,028         4,574,550

Noncurrent Assets of Discontinued Operations                         1,341,159

-------------------------------------------------------------------------------
     Total Assets                              $   2,812,028     $   5,915,709
===============================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued liabilities     $   1,500,477     $   1,048,564
  Note payable                                                         200,000
  Accrued loss on disposal of discontinued
     operations                                                      1,678,128
  Current liabilities of discontinued
     operations                                                        467,658

-------------------------------------------------------------------------------
     Total current liabilities                     1,500,477         3,394,350

Noncurrent Liabilities of Discontinued
   Operations                                                          483,289

-------------------------------------------------------------------------------
     Total liabilities                             1,500,477         3,877,639
-------------------------------------------------------------------------------

Commitments and Contingencies

Redeemable Preferred Stock, series A, $1,000
  stated value; authorized 6,000 shares,
  issued 5,000 shares, and outstanding 3,829
  shares; no liquidation preference                3,828,873         3,828,873

-------------------------------------------------------------------------------

Common Shareholders' Deficit:

Common stock - $.001 par value; authorized
  100,000,000 shares, issued and outstanding
  16,846,184 shares                                   16,847            16,847
  Additional paid-in capital                      10,933,382        10,933,382
  Accumulated other comprehensive income                 503               503
  Accumulated deficit                            (13,468,054)      (12,741,535)

-------------------------------------------------------------------------------
     Total common shareholders' deficit           (2,517,322)       (1,790,803)
-------------------------------------------------------------------------------
     Total Liabilities and Shareholders'
        Deficit                                $   2,812,028     $   5,915,709
================================================================================

See notes to consolidated financial statements

                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Unaudited
                                 ----------------------------------------------------

                                  Three-month  Three-month   Six-month      Six-month
                                    period       period       period         period
                                     ended        ended        ended          ended
                                   February     February     February       February
                                   28, 2002     28, 2001     28, 2002       28, 2001
--------------------------------------------------------------------------------------
Revenue                                        $     7,862                $    37,433

Cost of revenue                                     14,204                     20,446

--------------------------------------------------------------------------------------

Margin                                              (6,342)                    16,987

General and administrative
expenses:

  Wages and salaries             $    50,220       238,910   $   96,720       457,203

  Professional fees                  156,864       180,025      337,432       297,603

  Financing fees                                                              506,000

  Insurance                                         24,051                     39,856

  Travel and promotion                              26,141                     88,277

  Consulting fees                      4,500        81,715       19,805       268,932

  Rent                                              36,277                     66,327

  Office and miscellaneous            61,183       159,657       81,184       375,557
  Internet service and
  Web design                                        13,868                     22,811

  Telephone and utilities                194        14,979          366        34,540
  Interest and finance
  charges                             24,954       511,101       46,052       592,890
  Depreciation and
  amortization                                      43,126                     94,099

  Legal settlement                    78,169                     78,169

--------------------------------------------------------------------------------------
Loss from continuing
operations                          (376,084)   (1,336,192)    (659,728)   (2,827,108)

Discontinued operations:
  Income (loss) from operations
  of discontinued segments                         272,780      (47,804)     (500,000)

--------------------------------------------------------------------------------------


Net loss                            (376,084)   (1,063,412)    (707,532)   (3,327,108)

Value of warrants issued in
connection with preferred
stock                                                                        (669,350)


Dividends on preferred stock          (9,441)      (18,338)     (18,987)      (18,338)

--------------------------------------------------------------------------------------
Net loss attributable to         $  (385,525)  $(1,081,750)  $ (726,519)  $(4,014,796)
common shareholders
======================================================================================
Net loss per share - basic       $     (0.02)  $     (0.17)  $    (0.04)  $     (0.51)
and diluted, continuing
operations

Net income (loss) per share
- basic and diluted,
discontinued operations                               0.03                      (0.07)
--------------------------------------------------------------------------------------
Net loss per share - basic       $     (0.02)  $     (0.14)  $    (0.04)  $     (0.58)
and diluted
======================================================================================
Weighted-average number of
shares outstanding                16,846,184    7,762,209    16,846,184     6,875,769
======================================================================================

See notes to consolidated financial statements

                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Unaudited
                                                      ----------------------------
Six-month period ended February 28,                       2002            2001
----------------------------------------------------------------------------------
Operating activities:
  Net loss                                            $   (707,532)  $  (3,327,108)
  Items not involving cash:
    Depreciation and amortization                                          343,280
    Compensation charge for excess of fair value
    given in share repurchase                                              494,230
    Services rendered in exchange for shares,
    options and warrants                                                   961,638
    Loss on abandonment of assets                                           82,429
    Noncash interest expense                                                68,800
  (Increase) decrease in operating assets:
    Accounts receivable                                      2,158        (270,765)
    Inventory                                                               32,983
    Prepaid expenses                                        56,273         (30,295)
    Current assets of discontinued operations            1,287,916
    Noncurrent assets of discontinued operations         1,341,159
  Increase (decrease) in operating liabilities:
    Accounts payable and accrued liabilities                456,093        469,652
    Accrued loss on disposal of discontinued
    operations                                          (1,678,128)
    Current liabilities of discontinued operations        (467,658)
    Noncurrent liabilities of discontinued
    operations                                            (483,289)

----------------------------------------------------------------------------------
        Net cash used in operating activities             (193,008)   (1,175,156)
----------------------------------------------------------------------------------

Investing activities:
  Acquisition of property and equipment                                  (17,659)
  Net cash received on merger                                            249,492
----------------------------------------------------------------------------------
      Net cash provided by investing activities
                                                                         231,833

----------------------------------------------------------------------------------

Financing activities:
  Capital lease payments                                                 (33,965)
  Payment of notes payable                                              (200,000)
  Issuance of common stock                                               200,000
  Repurchase of common stock                                            (435,000)
  Issuance of preferred stock                                          5,000,000

----------------------------------------------------------------------------------
        Net cash provided by financing activities                      4,531,035
----------------------------------------------------------------------------------


Increase (decrease) in cash                               (193,008)    3,587,712

Cash at beginning of period                              3,001,950       132,107

----------------------------------------------------------------------------------
Cash at end of period                                 $  2,808,942   $ 3,719,819
==================================================================================


Supplemental disclosures of noncash investing and financing activities:

  Accrual of dividends on preferred stock             $     18,987       $ 29,182
==================================================================================
  Payment of note payable and related accrued
  interest through the disposal of assets             $    223,167
==================================================================================

See notes to consolidated financial statements

                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Return Assured Incorporated (Return Assured Nevada) was incorporated under the laws of the State of Nevada on June 10, 1999. The Company was deemed to be in the development stage through October 13, 2000.

   On October 13, 2000, Return Assured Nevada, through a reverse triangular merger, became the accounting parent and the legal subsidiary of Hertz Technology Group, Inc. ("Hertz"). Hertz subsequently changed its name to Return Assured Incorporated ("Return Assured Delaware"), a Delaware corporation. As a result, the former subsidiaries of Hertz became wholly owned subsidiaries of Return Assured. The merger was accounted for as a purchase with resulting goodwill of approximately $3,011,000. The consolidated statements of operations and cash flows include the activity of Hertz and its former subsidiaries only since the date of the merger. The consolidated financial statements include the following companies, Return Assured Delaware, Return Assured Nevada, Hertz Computer Corporation ("Hertz Computer"), Hergo Ergonomic Support Systems, Inc. ("Hergo"), RemoteIT.com, Inc. ("RemoteIT") and Edutec Computer Education Institute, Inc. ("Edutec") (collectively, the "Company"). As further discussed below, the Company disposed of Hergo, RemoteIT and Hertz Computer. The measurement date for disposal of these operations was October 8, 2001.

   Effective October 8, 2001, the Company divested itself of Hergo, RemoteIT and Hertz Computer. In exchange for the Companies, Eli Hertz agreed to cancel all debt that is owed to him by the Company (approximately $220,000) and agreed to cancel his consulting agreement with the Company.

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has no established source of revenue, has sustained recurring net losses, and has a shareholders' deficit. In addition, the holders of the preferred stock have the right to redeem their shares for cash in an amount which exceeds available funds. The Company is currently seeking a merger candidate which they believe will allow the Company to continue as a going concern.

   The Company previously operated in four segments: the financial services segment, the technology group segment, the Hergo segment, and the corporate segment. The financial services segment includes the activity of Return Assured Nevada. Return Assured Nevada provides assurance to customers through its "Web Seal of Approval" that guarantees that customers who order products through the Web sites displaying the seal that the Company will honor its stated return policies. To date, the Company has not generated significant revenue from this segment.

   The technology group segment was comprised of RemoteIT, Hertz Computer and Edutec. RemoteIT offered full service networking solutions and Internet and Web-related services, including high-speed communications services. Hertz Computer custom-designed and assembled personal workstations and networking, communication and Web servers. Edutec offered state-of-the-art computerized training facilities that can be used for software, sales,

                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES education or management training. As of August 31, 2001, the Company has ceased operations in Edutec and effective October 8, 2001, the Company disposed of Hertz Computer and RemoteIT.

   Hergo manufactured and sold space-saving modular racks and technical furniture to help organize all types of computer hardware and communication and electronic equipment. In addition, Hergo provided custom, contract manufacturing and fabrication of specialty metal products for use in a variety of industries. The Company disposed of Hergo effective October 8, 2001.

   The corporate segment is comprised of Return Assured Delaware, which handles the Company's corporate compliance and equity transactions.

   The interim financial statements include all adjustments which, in the opinion of management, are necessary to ensure that the financial statements are not misleading.

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

   A creditor has filed a small claim in British Columbia, Canada against the Company's Nevada subsidiary. The Company has filed a defense in this action and, if unsuccessful, could incur a loss of approximately $12,000.

   A legal proceeding is pending against the Company and two former officers, by a former officer of a subsidiary of Return Assured. This former officer of the Company's subsidiary is claiming that he is entitled to receive shares from the Company for contributions in founding Return Assured's subsidiary. It is the Company's position that its defense has merit. The two former officers of the Company have escrowed 780,000 shares of the Company's common stock they own to secure the claim if it is successful.

   The landlord for the Company's former space in Vancouver has filed a lawsuit against the Company for the Company's failure to pay rent in accordance with a lease. The Company expects to settle this lawsuit.

   Since an estimate of probable loss cannot be made, no accrual has been made in accordance with Statement of Financial Accounting Standards No. 5.

                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

   In February 2002, a judgment was made against the Company for its dismissal of a former vice president of the Company in the amount of $78,169, including accrued interest of $3,169. This judgment has been included in the Company's consolidated statement of operations during the period ended February 28, 2002.

3. SEGMENT INFORMATION:

   During the period ended February 28, 2001, the Company had four industry segments: (i) financial services, (ii) technology group, (iii) Hergo, and
   (iv) Corporate. In October 2001, the Company disposed of its Hergo segment and portions of its technology group segment. The remainder of the technology group ceased operations during the year ended August 31, 2001. The tables below present information about operating segments.

   For the six-month period ended February 28, 2002:

                                      Financial
                                       Services      Corporate   Consolidated
                                       --------      ---------   ------------
Loss from continuing operations        $(644,029)   $  (15,699)   $ (659,728)

Assets                                    3,086      2,808,942     2,812,028

Note -- Certain loss amounts for the period ended November 28, 2001 have been reclassified between segments.

   For the three-month period ended February 28, 2002:

                                      Financial
                                       Services      Corporate   Consolidated
                                       --------      ---------   ------------
Loss from continuing operations      $(381,684)        $5,600     $(376,084)

   For the six-month period ended February 28, 2001:

                            Financial    Technology
                            Services       Group      Corporate  Consolidated
                            --------       -----      ---------  ------------
Revenue (unaffiliated)     $    9,982   $   27,451   $       0   $    37,433
Loss from continuing
  operations               (1,706,947)    (197,463)   (922,698)   (2,827,108)

   For the three-month period ended February 28, 2001:

                             Financial   Technology
                             Services      Group      Corporate  Consolidated
                             --------      -----      ---------  ------------
Revenue (unaffiliated)      $   9,982    $ (2,549)   $     429   $     7,862
Loss from continuing
  operations                 (751,780)   $(80,660)   $(503,752)   (1,336,192)

4. DISCONTINUED OPERATIONS:

   Revenue included in income (loss) from operations of discontinued segments amounted to $1,449,746 and $2,198,474, respectively, for the three-month and six-month periods ended February 28, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report, which are not statements of historical fact, are forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on Page 2.

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

Recent Events

In June 2001, we entered into a Merger and Share Exchange Agreement ("Merger Agreement") with Internet Business's International, Inc. ("IBUI") at which time, we planned to complete the Merger during fiscal year 2002. On January 14, 2002, however, the two companies announced their mutual decision to terminate the Merger Agreement and to cease all efforts underway to effectuate the merger. In the prior fiscal year, we closed the business combination of our Return Assured business and Hertz Technology Group business. On October 13, 2000 Asure Acquisition Corp., a wholly-owned subsidiary of Hertz Technology Group, Inc., a Delaware Corporation, was merged into Return Assured Incorporated, a Nevada Corporation. At the same time Hertz Technology Group changed its name to Return Assured Incorporated. Initially, the Company believed that a merger with the Hertz Technology Group would be attractive for a number of reasons: (i) The two businesses might be able to exploit cross-marketing opportunities in the white box, ISP, and web design businesses; (ii) Hertz's business lines could possibly be used as a test market for Return Assured's Seal of Approval product; (iii) Hertz had a good name with consumers and enterprise customers; (iv) Hertz had no significant debts; and (v) Hertz had preferential lease terms at 75 Varick St., New York, which would be a good logistics center for Return Assured for the east coast. We discovered, however, that the synergies we expected between Return Assured and certain of the subsidiaries of the Hertz Technology Group including Hergo Ergonomic Support Systems, Inc. ("Hergo") and its subsidiary RemoteIT.com Inc. and Hertz Computer Corporation, did not materialize and, therefore, Return Assured disposed of Hergo, RemoteIT.com Inc., and Hertz Computer Corporation (collectively the "Hertz Businesses").

      At the time of the merger of Return Assured and the Hertz Technology Group, Return Assured entered into a note agreement with Eli Hertz, founder of the Hertz Technology Group, in the principal amount of $290,000 plus interest at 10% per annum payable to Eli Hertz.

      Return Assured entered into a settlement agreement with Eli Hertz regarding the balance remaining on the note wherein Return Assured would pay the remaining balance of the note in full by October 8, 2001; provided, however, that the failure of Return Assured to pay the note in full would result in 100% of the issued and outstanding stock of Hergo and Hertz Computer Corporation being returned to Eli Hertz. In order to fully divest itself of the Hertz Businesses, Return Assured did not pay the note in full by the due date, and, consequently, all of the issued and outstanding shares of Hergo's and Hertz Computer Corporation's common stock were transferred to Eli Hertz. These transfers have resulted in Return Assured's disposition of Hergo and Hergo's subsidiary, RemoteIT.com and Hertz Computer Corporation.

      Edutec Computer Education Institute, Inc. ("Edutec") is a Return Assured subsidiary which had training facilities equipped with personal computer workstations and related audio-visual technology and whose business it was to provide customers with access to such training facilities. Because Edutec continued to sustain losses during fiscal 2001, the Company discontinued Edutec's operations. Nevertheless, Edutec still exists as a New York corporation and the Company has not disposed of Edutec's issued and outstanding shares of common stock as of the date of this report.

Results of Operations

      Due to the Company's divestiture of Hergo Technology Inc., RemoteIT.com and Hertz Computer Corporation (collectively the "Hertz Businesses") in October 2001, the Company's financial results for the quarter ended February 28, 2002 do not include any financial results of the Hertz businesses.

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

      Our Return Assured operations have not generated any significant revenues since inception in June 1999 through February 28, 2002. Our Return Assured operations have consisted of:

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

      Return Assured is experiencing significant negative effects from the overall downturn in Internet-related businesses. Sales have been affected as the Edutec classroom was closed when the company gave up its lease on the Varick Street space.

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

Results of Operations for the three-month period ended February 28, 2002 as compared to the three-month period ended February 28, 2001

      For the three-month period ended February 28, 2002, we generated net sales of $-0- as compared to $7,862 for the three-month period ended February 28, 2001, representing a decrease of $7,862. Our cost of goods sold for the three-month period ended February 28, 2002 was $-0- as compared to $14,204 for the three-month period ended February 28, 2001. Our gross profit on sales was $-0- for the three-month period ended February 28, 2002 as compared to a loss of $6,342 for the three-month period ended February 28, 2001. The decrease in net sales, costs of goods sold and gross profits can be directly attributed to the re-deployment of the Company's resources from sales and marketing of the Return Assured Web Seal of Approval to attempting to complete key securities filings in connection with the now terminated merger with IBUI.

      Our general and administrative costs aggregated approximately $376,084 for the three-month period ended February 28, 2002 as compared to $1,329,850 for the three-month period ended February 28, 2001, representing a decrease of $953,766. These costs were lowered substantially as a result of the de-listing from the NASDAQ SmallCap Market and the reduction of administrative responsibilities that were associated with the listing. As well, management has been increasingly active in the preparation of key securities filings and merger due diligence, thereby lowering professional fees.

Results of Operations for the six-month period ended February 28, 2002 as compared to the six-month period ended February 28, 2001

      For the six-month period ended February 28, 2002, we generated net sales of $-0- as compared to $37,433 for the six-month period ended February 28, 2001, representing a decrease of $37,433. Our costs of goods sold for the six-month period ended February 28, 2002 was $-0- as compared to $20,446 for the six-month period ended February 28, 2001. Our gross profit on sales was $-0- for the six-month period ended February 28, 2002 as compared to $16,987 for the six-month period ended February 28, 2001. As discussed in the three-month numbers above, during the six-month period ending February 29, 2002, the Company re-deployed its resources towards the timely completion of the, now terminated, IBUI merger.

      Our general and administrative costs aggregated approximately $659,728 for the six-month period ended February 28, 2002 as compared to $2,844,095 for the six-month period ended February 28, 2001, representing a decrease of $2,184,367. In the six-month period ending February 28, 2002 the decrease in general and administrative expenses is directly attributable to management's increased activity in the preparation of key securities filings and conducting merger due diligence, thereby lowering professional fees.

Liquidity and Capital Resources

      For the six months ended February 28, 2002, we had net cash used in operating activities of $193,008 as compared to $1,175,156 for the six months ended February 28, 2001. The change in the operating activities is due to the fact that the Company has scaled back its business operations. We were unable to generate cash flows from operating activities.

      Cash provided by investment activities for the six months ended February 28, 2002 was nil as compared to $231,833 in net cash provided by investing activities for the six months ended February 28, 2001. The reason for this decrease is that most of the Company's investment activities were handled within the Hertz businesses, which were disposed of on October 8, 2001.

      Cash provided by financing activities for the six months ended February 28, 2002 totaled nil as compared to $4,531,035 in cash provided by financing activities for the six months ended February 28, 2001.

      At the end of the six months ended February 28, 2002, the Company had cash in the amount of $2,808,942 as compared to $3,001,950 at the beginning of the period, a decrease of $193,008.

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

      As of February 28, 2002, the Company had $2,808,942 in cash and $1,311,551 in working capital. The Company's cash is held in an intra-company escrow arrangement, whereby the Company makes requests to the Finance Committee of the Company's Board of Directors for funds to be released on an as-needed basis.

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

      In February 2002, a judgment was entered against the Company for its dismissal of a former vice president of the Company in the amount of $78,169, including accrued interest of $3,169.

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

      There were no sales of securities during the quarter ended February 28, 2002.

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

      GEM converted a portion of the Series A preferred stock as follows: On November 14, 2000, it converted $50,000 worth of the preferred stock for 50,000 shares of common stock; On January 17, 2001, it converted $125,000 worth of the preferred stock for 529,661 shares of common stock; On May 16, 2001, it converted $30,000 worth of the preferred stock for 200,000 shares of common stock; On May 22, 2001, it converted $50,000 worth of the preferred stock for 384,615 shares of common stock; On May 23, 2001, it converted $55,000 worth of the preferred stock for 423,077 shares of common stock; On May 24, 2001, it converted $60,000 worth of the preferred stock for 461,538 shares of common stock; On May 25, 2001, it converted $60,000 worth of the preferred stock for 461,538 shares of common stock; On May 29, 2001, it converted $70,000 worth of the preferred stock for 538,462 shares of Common Stock; On May 29, 2001, it converted $62,000 worth of the preferred stock for 476,923 shares of common stock; On May 30, 2001, it converted $61,000 worth of the preferred stock for 469,231 shares of common stock; On May 30, 2001, it converted $66,000 worth of the preferred stock for 507,692 shares of Common Stock; On May 31, 2001, it converted $58,500 worth of the preferred stock for 450,000 shares of common stock; On May 31, 2001, it converted $63,500 worth of the preferred stock for 488,462 shares of common stock On June 1, 2001, it converted $58,000 worth of the preferred stock for 446,154 shares of common stock; On June 1, 2002, it converted $60,000 worth of the preferred stock for 461,538 shares of common stock; On June 1, 2001, it converted $62,499 worth of the preferred stock for 480,000 shares of common stock; On June 4, 2001 it converted $60,030 worth of the preferred stock for 461,769 shares of common stock; On June 4, 2001, it converted $61,000 worth of preferred stock for 469,231 shares of common stock; On June 5, 2001, it converted $66,300 worth of the preferred stock for 510,000 shares of common stock; On June 6, 2001, it converted $5,550 worth of the preferred stock for 42,689 shares of common stock. The above conversions include $13,252 relating to accrued dividends on the Series A preferred stock. These shares of common stock were delivered from escrow to the holder upon conversion under the exemption from registration provided by Section 4(2) of the Securities Act. GEM did not convert any shares of preferred stock during the quarter ended February 28, 2002.

      Shares of common stock underlying the Series A Preferred Shares were registered pursuant to a Registration Statement filed on Form S-3 ("S-3 Registration Statement") prior to and in anticipation of the Merger. This S-3 Registration Statement was filed under Hertz Technology Group Inc. dated August 28, 2000 and amended on both September 5, 2000 and October 4, 2000.

      An additional Registration Statement to register the common stock underlying the Series A Preferred Shares was filed on Form S-3 on June 7, 2001, and amended on June 26, 2001 and October 5, 2001, so that an additional 25,000,000 shares would be available for conversion. On February 2, 2002, the Registration Statement on Form S-3 was converted to a Registration Statement on Form SB-2. On April 3, 2002, the Company filed a Request for Withdrawal with the Commission to withdraw the Registration Statement on Form SB-2.

      On December 15, 2000, we entered into a Program Promotion Agreement with Plasma Net Inc., the provider of FreeLotto.com., a free online sweepstakes ("PlasmaNet").

      Pursuant to the PlasmaNet Agreement, we have delivered into escrow 1,400,000 shares of common stock. All 1,400,000 have been delivered to PlasmaNet. These shares were subsequently registered pursuant to a Registration Statement on Form S-3 filed January 16, 2001 (the "Registration Statement").

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

      The Company has filed a Preliminary Information Statement on Schedule 14C with the Securities and Exchange Commission (the "Commission"), with regard to a one (1) for sixty (60) reverse stock split of the Company's common stock. As currently scheduled, the reverse stock split will become effective on a date selected by the Company's Board of Directors on or after April 22, 2002.

      On June 7, 2001, the Company filed a Form S-3 Registration Statement with the Commission to register 25,000,000 shares of common stock to be held in escrow and then issued upon conversion of the Series A Preferred Shares which remain outstanding. On February 2, 2002, the Registration Statement on Form S-3 was converted to a Registration Statement on Form SB-2. On April 3, 2002, the Company filed a Request for Withdrawal with the Commission to withdraw the Registration Statement on Form SB-2.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      EXHIBIT
      NUMBER      DESCRIPTION
      ------      -----------
      10.1        Settlement Agreement dated July 2, 2001, by and between
                  Return Assured, Inc. and Eli E. Hertz.

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

                                       RETURN ASSURED INCORPORATED


Dated:  April 22, 2002                 By:  /s/ Matthew Sebal
                                            ----------------------------
                                            Matthew Sebal
                                            President and Chairman
                                            (principal financial officer)