Form 10QSB
period 2002-06-30
RETURN ASSURED INC
filed 2002-08-20
CIK 1020726

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X|     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                 OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  For  the  quarter  ended  June  30,  2002

                                       or

     |  |     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                 OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

          For  the  transition  period  from  ____________  to  _____________

                         Commission file number 0-21679

                           RETURN ASSURED INCORPORATED
             (Exact name of registrant as specified in its charter)

     Delaware                                    13-3896069
     (State  or  other  jurisdiction  of         (I.R.S.  or  Employer
     incorporation  or  organization)            Identification  No.)


     5962  La  Place  Court,  Suite  230
     Carlsbad,  California                             92008
    (Principal  executive  offices)                    (Zip  Code)

                                 (760) 438-7245

              (Registrant's telephone number, including area code)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     As of August 18, 2002, there were 35,834,012 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                           RETURN ASSURED INCORPORATED

                  JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                         Page
                                                                         Number

Special  Note  Regarding  Forward-Looking  Statements .................. 2

     PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements ..................................... 3

Item  2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations .................... 11

     PART  II  -  OTHER  INFORMATION

Item  1.     Legal Proceedings ........................................ 15

Item  2.     Changes in Securities and Use of Proceeds ................ 15

Item  3.     Defaults in Senior Securities ............................ 16

Item  4.     Submission of Matters to a Vote of Security Holders ...... 16

Item  5.     Other Information ........................................ 16

Item  6.     Exhibits and Reports on Form 8-K ......................... 16



                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                         PART I - FINANCIAL INFORMATION
ITEM  1.     FINANCIAL  STATEMENTS

     Independent  Accountant's  Report ...................................... 4

     Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001 ... 5

     Consolidated Statements  of Operations for the three months ended June 30, 2002 and  June 30, 2001 and for the
       six months ended June 30, 2002 and June 30, 2001 ..................... 6

     Consolidated Statements of Cash Flows for the six months ended
       June 30, 2002 and June  30,  2001 .....................................7

     Notes  to  Consolidated  Financial  Statements ...................... 8-10

INDEPENDENT  ACCOUNTANT'S  REPORT


To the Board of Directors and Shareholders of EliteJet, Inc. and Subsidiaries,

The accompanying consolidated financial statements have been prepared giving effect to the acquisition of Return Assured Incorporated and Subsidiaries by EliteJet Inc., an increase in the number of authorized shares, a 1 for 60 reverse stock split, and the change of the name of Return Assured Incorporated to EliteJet, Inc. These transactions are described in Note 1 to the consolidated financial statements.

We have reviewed the accompanying consolidated balance sheet of EliteJet Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, and cash flows for the six-month periods ended June 30, 2002 and 2001, and the related consolidated statements of operations for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements reported upon, the Company has sustained recurring net operating losses and has a shareholders' deficit. In addition, the holders of the preferred stock currently have the right to redeem their shares for cash in an amount which exceeds currently available funds. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The information set forth in the accompanying consolidated balance sheet has been derived from the financial statements of EliteJet, Inc. and subsidiary as of December 31, 2001, which were audited by other auditors whose report, dated July 10, 2002, expressed an unqualified opinion on those statements.


GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York

July  22,  2002


                                                                            ELITEJET, INC. AND SUBSIDIARIES
                                                      (SEE NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS)

                                                                                 CONSOLIDATED BALANCE SHEET


                                                                                     JUNE 30    DECEMBER 31
                                                                                        2002           2001
                                                                                  (UNAUDITED)     (AUDITED)


ASSETS

Current Assets:
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    49,060   $   341,899
Cash in escrow. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,791,752
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      179,481       220,053
Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . .        1,883         2,194

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,022,176       564,146

Property and Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,575,981     2,562,211
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,960

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,610,117   $ 3,126,357
===============================================================================  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . . .  $ 1,756,008   $   243,893
Current portion of long term debt . . . . . . . . . . . . . . . . . . . . . . .       96,781       242,967
Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,000
Due to shareholder. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       98,198       105,798
Secured convertible note. . . . . . . . . . . . . . . . . . . . . . . . . . . .      350,000

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,300,987       642,658

Long Term Debt, net of current portion. . . . . . . . . . . . . . . . . . . . .    2,236,598     2,045,357

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,537,585     2,688,015
-------------------------------------------------------------------------------  ------------  ------------

Commitments and Contingencies

Minority interest in equity of subsidiary . . . . . . . . . . . . . . . . . . .      255,000       299,258


Redeemable Preferred Stock, 5,000,000 authorized, 6,000 designated as series A,
  $1,000 stated value; issued 5,000 shares, and outstanding 3,829 shares;
   no liquidation preference. . . . . . . . . . . . . . . . . . . . . . . . . .    3,828,873


Shareholders' Equity (Deficit):
Common stock - $.001 par value; authorized 100,000,000, issued
  and outstanding 7,697,234  and 7,000,000 shares, respectively.                       7,697         7,000
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .     (123,333)    2,107.882
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,895,705)   (1,975,798)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT). . . . .. . .        . . . . . . . . . . .   (3,011,341)      139,084

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) . . . .  . . . . . . . . .  $ 5,610,117   $ 3,126,357
===============================================================================  ============  ============



                                                                  ELITEJET, INC. AND SUBSIDIARIES
                                                          (SEE NOTE 1 TO THE CONSOLIDATED FINANCIAL
                                                                                      STATEMENTS)

                                                             CONSOLIDATED STATEMENT OF OPERATIONS


                                                                    UNAUDITED
                                               ---------------------------------------------------
                                                    THREE-MONTH               SIX-MONTH
                                                    PERIOD ENDED              PERIOD ENDED
                                               ------------------------  -------------------------
                                               JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                               2002         2001         2002         2001

Charter revenue. .. . . . . . . . . . . . . .  $  877,349   $  132,990   $1,324,316   $  132,990

Cost of revenue . . . . . . . . . . . . . . .     461,266       99,548    1,128,663      169,413


Margin. . . . . . . . . . . . . . . . . . . .     416,083       33,442      195,653      (36,423)

Selling, General and administrative expenses.     625,403      537,484    1,007,959      782,830

Loss from operations. . . . . . . . . . . . .    (209,320)    (504,042)    (812,306)    (819,253)

Other expense:
     Interest expense . . . . . . . . . . . .      56,567       48,962      100,831       91,492


Net loss before minority interest . . . . . .    (265,887)    (553,004)    (913,137)    (910,745)

Minority interest in loss of subsidiary . . .           -            -           49            -

Net Loss. . . . . . . . . . . . . . . . . . .    (265,887)    (553,004)    (913,088)    (910,745)

Dividends on preferred stock. . . . . . . . .       6,819            -        6,819            -

Net loss attributable to common shareholders.  $ (272,706)  $ (553,004)  $ (919,907)  $ (910,745)
=============================================  ===========  ===========  ===========  ===========

Net loss per share - basic and diluted. . . .  $    (0.04)  $    (0.08)  $    (0.12)  $    (0.13)
=============================================  ===========  ===========  ===========  ===========
Weighted-average number of shares outstanding   7,597,234    7,000,000    7,472,406    7,000,000
=============================================  ===========  ===========  ===========  ===========



                                                                 ELITEJET, INC. AND SUBSIDIARIES
                                           (SEE NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS)

                                                            CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                             UNAUDITED
                                                                         -----------------
                                         SIX-MONTH PERIOD ENDED JUNE 30, 2002         2001

Operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (913,088)  $(910,745)
Items not involving cash:
    Minority interest . . . . . . . . . . . . . . . . . . . . . . . . .          49
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .     414,136     677,915
Legal services rendered in exchange for shares. . . . . . . . . . . . .       1,000
Non cash interest expense . . . . . . . . . . . . . . . . . . . . . . .      18,164
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .      40,572     (60,229)
    Prepaid expenses and other current assets . . . . . . . . . . . . .         311
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (8,874)          -
Increase (decrease) in operating liabilities:
    Accounts payable and accrued liabilities. . . . . . . . . . . . . .     244,506      31,319
    Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . .     (50,000)

NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . .    (253,224)   (261,740)
-----------------------------------------------------------------------  -----------  ----------

Investing activities:
Acquisition of property and equipment . . . . . . . . . . . . . . . . .    (427,906)
Net cash received on merger . . . . . . . . . . . . . . . . . . . . . .   2,792,588

NET CASH PROVIDED BY INVESTING ACTIVITIES . . . . . . . . . . . . . . .   2,364,682
-----------------------------------------------------------------------  -----------

Financing activities:
Principal payments on long term debt. . . . . . . . . . . . . . . . . .    (493,143)    (55,235)
Repayments to shareholder . . . . . . . . . . . . . . . . . . . . . . .      (7,600)
Cash received from loans. . . .     . . . . . . . . . . . . . . . . . .     888,198     185,098

NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . .     387,455     129,863
-----------------------------------------------------------------------  -----------  ----------

Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . .   2,498,913    (131,877)

Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . .     341,899     138,235

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . .  $2,840,812   $   6,358
=======================================================================  ===========  ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for Interest. . . . . . . . . . . . . . . .  $   82,667   $  91,492
=======================================================================  ===========  ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Net Assets received in acquisition. . . . . . . . . . . . . . . . . .  $1,574,369
=======================================================================  ===========
  Accrual of dividends on preferred stock . . . . . . . . . . . . . . .  $    6,819
=======================================================================  ===========


                  RETURN ASSURED INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     EliteJet, Inc. ("EliteJet Nevada") was incorporated under the laws of the State of Nevada on November 16, 1999. The Company was formed to acquire, own, and operate jet air transportation. The company and its subsidiary, Elite Jet Partners, LLC ("Elite Jet Partners"), provide charter services throughout North America and the Caribbean.

     These financial statements have been prepared giving effect to the acquisition of Return Assured Incorporated, a Delaware Corporation
     ("Return Assured Delaware") and Subsidiaries by EliteJet Nevada, an increase in the number of authorized shares from 51,000,000 (50,000,000 common and 1,000,000 preferred) to 105,000,000 shares (100,000,000 common and 5,000,000 preferred), a 1 for 60 reverse stock split, and the change of the name of Return Assured Delaware to EliteJet, Inc. ("The Merger Transaction") The board of directors of Return Assured Delaware and its majority stockholders approved these corporate actions on April 25, 2002 and prior. The approval by Return Assured Delaware's board of directors and the majority stockholders is adequate under Delaware law to effect these corporate actions. The corporate actions will not become effective until 20 days after Return Assured Delaware has mailed an information statement to its stockholders. Stockholders of Return Assured Delaware have no right under Delaware Law or Return Assured Delaware's certificate of incorporation or bylaws to dissent these corporate actions. To date, the information statement has not been declared effective by the Securities and Exchange Commission and as such, has not been mailed to Return Assured Delaware's stockholders. However, since no further decisions by the Company need to be made regarding these corporate actions, the Company has accounted for them effective April 26, 2002.

     On April 26, 2002, EliteJet Nevada, through a reverse triangular merger, became the accounting parent and the legal subsidiary of Return Assured Delaware. Return Assured Delaware issued 7,000,000 shares of its stock to the shareholder of EliteJet Nevada in exchange for his shares of EliteJet Nevada in the Merger Transaction. On April 25, 2002, Return Assured Delaware's assets amounted to $2,795,724, liabilities amounted to $1,221,355 and Redeemable Preferred Stock amounted to $2,828,873. Return Assured Delaware's name will now be EliteJet, Inc. ("EliteJet Delaware"), a Delaware corporation. As a result, the former subsidiaries of Return Assured Delaware became wholly owned subsidiaries of EliteJet Delaware. The merger was accounted for as a capital transaction, accompanied by a recapitalization. The consolidated statements of operations and cash flows include the activity of Return Assured Delaware and its subsidiaries only since the date of the merger. The consolidated financial statements include the following companies, EliteJet Nevada, EliteJet Delaware, Elite Jet Partners, Return Assured Incorporated (a Nevada Corporation) ("Return Assured Nevada"), and Edutec Computer Education Institute, Inc. ("Edutec") (collectively, the "Company"). At the date of the merger, Return Assured Nevada and Edutec were inactive companies.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has sustained recurring net losses, and has a shareholders' deficit. In addition, the holders of the preferred stock currently have the right to redeem their shares for cash in an amount which exceeds currently available funds.

     For comparability, certain 2001 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2002.

     The consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed of omitted pursuant to such rules and regulations.

     The interim financial statements include all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary to ensure that the financial statements are not misleading.

     Cash in escrow denotes cash being held by an attorney. These amounts are not considered restricted because these funds are subject to withdrawal by the Company at the Company's option.

     Amounts due to shareholder represents funds advanced to the Company from the Company's majority shareholder, who is also an officer of the Company. These amounts are non-interest bearing and have no specific repayment terms.



2.  CONTINGENCIES:

     The Company was named in a lawsuit against Internet Business International, Inc. by Michael Rose, et al, in Orange County California Superior Court. The lawsuit alleges that the Company breached a contract to pay a finder's fee on the merger transaction. It is the Company's position that no liability exists, and the Company intends to vigorously defend the suit. If the Company is unsuccessful in defending this suit, the Company could incur a loss of $750,000.

     A legal proceeding is pending against the Company and two former officers, by a former officer of a subsidiary of Return Assured Delaware. This former officer of the Company's subsidiary is claiming that he is entitled to receive shares from the Company for contributions he made in founding Return Assured Delaware. It is the Company's position that its defense has merit. The two former officers of the Company have escrowed 780,000 shares of the Company's common stock they own to secure the claim if it is successful.

     Several other lawsuits have been asserted against the Company for amounts which are not material to the Company's results of operations or financial position. The Company believes that its defense of such suits have merit. The aggregate of the amount claimed against the Company under these other lawsuits is approximately $60,000.

     Since, in the opinion of management, estimated losses under legal proceedings were not probable, no accrual is required in accordance with Statement of Financial Accounting Standards No. 5.

3.  PRO FORMA INFORMATION:

     The following pro forma information assumes that the acquisition had occurred at the beginning of the periods presented:


                                Six-Months Period Ended           Three-Months Period Ended
                               ---------------------------       -------------------------
                               June  30,       June  30,         June  30,       June  30,
                                    2002            2001              2002            2001
Sales                         $ 1,324,316     $   132,990       $   877,349      $   132,990
Loss  from  continuing
 operations                    (1,362,377)     (2,932,183)         (332,224)      (1,390,256)
Loss  per  share  -  basic
 and  diluted                       (0.18)          (0.41)            (0.04)           (0.19)
Weighted  average  number
 of  shares                     7,472,406       7,140,566         7,597,234        7,145,368


4.  SECURED CONVERTIBLE NOTE:

     On April 23, 2002, the Company received $350,000 in exchange for a secured convertible note. The holder of the note is entitled to 50 hours of private flying service valued at $100,000 in lieu of interest which equates to an interest rate of approximately 29% and is being recorded as interest expense over the term of the loan. The note is due on April 23, 2003. On the due date of the loan, the holders have the option to convert the note into shares of the Company. The conversion price shall be the lesser of $3.00 or the average of the three lowest closing price of the Company's common stock for the 40 days immediately preceding the conversion date. The loan is secured by substantially all of the assets of the Company subject to the security on the long-term debt.


5.  MINORITY INTEREST:

     During 2001, the Company sold a 2% interest in Elite Jet Partners to a previously unrelated third party (the "client") in return for the use of private aircraft for 50 hours per year valued at $300,000. The client can sell its ownership percentage to the Company at any time after two years for 85% of its initial investment. As such, the company records minority interest for this investment at 85% of the client's initial investment, which is $255,000.

6.  REDEEMABLE PREFERRED STOCK

     The Company's redeemable preferred stock ("The Preferred Shares") carry a dividend rate of 1%, of which approximately $61,000 is accrued and in arrears at June 30, 2002. The Preferred Shares are convertible at the lesser of the three lowest per share market value prices for the previous 45-day period preceding the conversion date or $3.00. Per share market price is defined as the closing bid prices of the Company's common shares. The preferred shares are redeemable based on factors outside the Company's control. At June 30, 2002, these factors had been met and as such, the preferred shares can be redeemed at any time for cash at the holder's option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are in the business of operating a fractional aircraft ownership program. We sell ownership interests in a limited liability company which entitles the purchaser to utilize our aircraft for a specified number of flight hours per annum. In addition, we provide management, ground support and flight operation services to customers after the sale. Our revenues derive from management and usage fees charged to clients in connection with flight operations. We place great emphasis on customer service. Our programs are designed to offer customers guaranteed availability of aircraft, lower and predictable operating costs and liquidity.

We were incorporated during the fourth quarter of 1999 and commenced operations in 2000. We did not realize operating income from our charter services during calendar year 2000. We began to realize income from our charter services during 2001.

We derive our revenue primarily from the charter of our aircraft. Interests in our controlled LLC are sold to customers who pay our management and hourly fees.

     We  derive  revenue  from charging our owner-customers three types of fees:

     - Monthly management fees which are a portion of monthly shared fixed expenses;

     - Hourly fees for actual flight time; and

     - Miscellaneous fees, such as catering

We have low operating expenses because we operate a single type of aircraft, have a highly productive workforce and use advanced technologies. The largest components of our cost of sales are aircraft fuel and pilot costs. The largest components of our operating expenses are salaries, wages and benefits provided to our employees. Sales and marketing expenses include advertising, promotion and client entertainment. Maintenance materials and repairs are expensed when incurred. Because the average age of our aircraft is about twenty-two years, all of our aircraft require less maintenance now than they will in the future. Our maintenance costs will increase, both on an absolute basis and as a percentage of our unit costs, as our fleet ages. Other costs of sale and operating expenses consist of depreciation, certain purchased services, insurance, passenger refreshments, personnel expenses, communication costs, supplies and taxes other than payroll taxes.

RECENT  DEVELOPMENTS

     On April 26, 2002, our predecessor company, Return Assured Incorporated, agreed to acquire all of the stock of EliteJet, Inc. This transaction gave us access to all of the cash on hand of Return Assured to continue our aircraft charter business.


RESULTS  OF  OPERATIONS

     The following discussion of our results of operations, and liquidity and capital resources, concerns our fractional aircraft ownership program. We have not discussed any of the results of our discontinued operations. Our discussion of liquidity and capital resources relates to our financial condition following the acquisition of all of the outstanding shares of EliteJet by our predecessor company.

Three  Months  Ended  June 30, 2002 Compared to Three Months Ended June 30, 2001

     Charter Revenue

     Charter revenue increased from $132,990 during the three months ended June 30, 2001 to $877,349 during the three months ended June 30, 2002. The increase was due to the commencement of charter operations during 2001 while during 2002 we were fully operational during the entire three month period. Cost of sales increased from $99,548 during the three months ended June 30, 2001 to $461,266 during the three months ended June 30, 2002. This increase corresponded to our becoming fully operational during 2002.

     Operating  Expenses

     Operating expenses consist of selling expenses, general and administrative expenses, and depreciation expense. Operating expenses were $537,484 during the three months ended June 30, 2001 and $625,403 during the three months ended June
30. 2002. The slight increase was based on a decision to conserve cash for equipment and other hard costs.

     Loss  From  Operations

     During the three month periods ended June 30, 2001 and June 30, 2002, our losses from operations were $504,042 and $209,320, respectively. The loss in the 2001 period was due to our start-up of operations during that period without any corresponding income from charter services. During the 2002 period we realized charter revenue of approximately $877,000 but corresponding increases in cost of sales and operating expenses resulted in our loss during this period.

     Other  Expenses

     Other expenses were $48,962 during the three months ended June 30, 2001 and $56,567 during the three months ended June 30, 2002. These other expenses consist primarily of interest and reflect and increased level of borrowing


Six  Months  Ended  June  30,  2002  Compared  to Six Months Ended June 30, 2001


     Charter Revenue

     Charter revenue increased from $132,990 during the six months ended June 30, 2001 to $1,324,316 during the six months ended June 30, 2002. The increase was due to the commencement of charter operations during 2001 while during 2002 we were fully operational during the entire six month period. Cost of sales increased from $169,413 during the six months ended June 30, 2001 to $1,128,663 during the six months ended June 30, 2002. This increase corresponded to our becoming fully operational during 2002.

     Operating  Expenses

     Operating expenses consist of selling expenses, general and administrative expenses, and depreciation expense. Operating expenses were $782,830 during the six months ended June 30, 2001 and $1,128,668 during the six months ended June
30. 2002. The increase was based on increased operations and on a decision to conserve cash for equipment and other hard costs.

     Loss  From  Operations

     During the six month periods ended June 30, 2001 and June 30, 2002, our losses from operations were $819,253 and $812,306, respectively. The loss in the 2001 period was due to our start-up of operations during that period without any corresponding income from charter services. During the 2002 period we realized charter revenue of approximately $1,324,316 but corresponding increases in cost of sales and operating expenses resulted in our loss during this period.

Other  Expenses

     Other expenses were $91,492 during the six months ended June 30, 2001 and $100,831 during the six months ended June 30, 2002. These other expenses consist primarily of interest and reflect and increased level of borrowing.



LIQUIDITY  AND  CAPITAL  RESOURCES

     Working  Capital

     As of December 31, 2001, we had cash of $341,899 and accounts receivable of $220,053. At the end of our first quarter, on March 31, 2002, we had a cash overdraft of $1,882 and accounts receivable of $42,116. We recognized the need for immediate capital in order to continue operations. After exploring all of our alternatives, we entered into the transaction with Return Assured under which Return Assured acquired all of our outstanding stock. As of June 30, 2002, we had cash on hand of $49,060 and unrestricted cash held by an attorney of $2,791,752.

     We believe that our cash on hand will allow us to continue with our planned operations for a period of two years. Cash will be used to pay all of our operating expenses. Aircraft will in all likelihood not be acquired unless they can be leased or obtained with seller or third party financing. Acquisition of aircraft by these methods, as compared to being purchased for cash, allows us to pay for the cost of aircraft over time as income from charter operations is earned.

     Financing  Activities

     Our financing activities have consisted primarily of issuances of common stock, sale of limited liability company interests in our controlled limited liability company and long term debt.

     During the six months ended June 30, 2002, we borrowed $340,000 from a third party lender, and $100,000 from the Small Business Administration.

     During the year ended December 31, 2001, we received $300,000 from the sale of limited liability company units. We did not receive any amounts from the sale of limited liability company units during the six months ended June 30, 2002. We expect to realize substantial financing from the sale of these units in the remainder of 2002 and thereafter. It is through the sale of these units that customers join our fractional share ownership program.

     Capital  Resources

     Our primary capital resource is our cash on hand. Additional aircraft will not be obtained unless they are available on terms that will allow us to finance their acquisition. If necessary we believe we can raise additional funds through the sale of common or preferred stock in one or more private placements. We do not anticipate that we will be able to obtain debt financing except for secured debt incurred in acquiring aircraft.

     Going Concern Qualification

     In its review of our financial statements for the period ended June 30, 2002 included in this report, our independent accountant's have noted factors which raise substantial doubt about our ability to continue as a going concern. These factors include that we have sustained recurring net operating losses and have a shareholders' deficit. In addition, holders of preferred stock have the right to redeem their shares for cash in an amount which exceeds available funds.

     Management believes that our access to the cash on hand of Return Assured will provide us with the working capital to continue our aircraft charter business. Management also believes that our preferred shareholders will not seek to redeem their shares out of funds needed for our continued operation.

NEW  ACCOUNTING  STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". These statements become effective for us on July 1, 2001 for Statement No. 141 and January 1, 2002 for Statement No. 142.

     In June 2001, the Financial Accounting Standards Board also issued Statement No. 143 "Accounting For Asset Retirement Obligations" and in August, 2001, Statement No. 144 "Accounting For Impairment and Disposal of Long Lived Assets". Statement No. 143 will change the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

     In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.

     In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4, which requires gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

     We are in the process of analyzing SFAS No. 141 through 145. Management cannot currently assess what effect the adoption of these pronouncements will have on our financial position or results of operations.

                           PART II - OTHER INFORMATION
ITEM  1.     LEGAL  PROCEEDINGS
     Not  applicable.


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
     On April 10, 2002, Matthew J. Sebal was issued 14,000,000 shares of the Company's common stock in connection with a cancellation of a debt for $140,000. Mr. Sebal was the Company's President, he now serves as the Company's Secretary and as a director.

     On April 10, 2002, Kaplan Gottbetter & Levenson, LLP, the Company's counsel, was issued 1,705,420 shares of the Company's common stock in connection with cancellation of a debt for $17,054.

     On April 10, 2002, Todd J. Cusolle was issued 900,000 shares of the Company's common stock for services rendered by Mr. Cusolle to the Company. Mr. Cusolle is a director of the Company.

     On April 10, 2002, Darren Lozinik was issued 300,000 shares of the Company's common stock in connection with a cancellation of debt for past wages valued at $40,000.

     On April 10, 2002, Accent Pacific Capital, Inc. was issued 300,000 shares of the Company's common stock in connection with a cancellation of debt valued at $62,155.73 and for services rendered by Mr. Michael Sweatman to the Company.

     On April 10, 2002, Peter Coker Sr. was issued 1,624,460 shares of the Company's common stock in connection with a cancellation of debt valued at $36,000 and for services rendered by Mr. Coker to the Company.

      On April 23, 2002, the Company issued 14,000 shares of its common stock to KGL Investments, Ltd. ("KGL") in satisfaction of a $100,000 loan provided by KGL to the Company.

     On April 23, 2002, the Company issued 14,000 shares of its common stock to Joseph Campagna ("Campagna") in satisfaction of a $100,000 loan provided by Campagna to the Company.

     On April 23, 2002, the Company issued 30,000 shares of its common stock to Ascension Holdings Limited ("Ascension")in settlement of a claim held against the Company.

     On April 23, 2002, the Company issued 12,000 shares of its common stock to KGL Investments, Ltd. ("KGL") in settlement of a claim held against the Company. On April 23, 2002, the Company also issued 33,333 shares of its common stock to KGL in payment of service fees owed by the Company to KGL.

     On April 23, 2002, the Company issued 5,000 shares of its common stock to Dunlap Industries, Inc. ("Dunlap")in payment of service fees owed by the Company to Dunlap.

On April 23, 2002, the Company issued 25,000 shares of its common stock to Walter Davidson ("Davidson")in payment of service fees owed by the Company to Davidson.

On April 23, 2002, the Company issued 10,000 shares of its common stock to Alex Crohn ("Crohn")in payment of service fees owed by the Company to Crohn.

On April 23, 2002, the Company issued 10,000 shares of its common stock to Mike Newman ("Newman")in payment of service fees owed by the Company to Newman.


                                                                        Page 15
     All of the foregoing securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without registration or an exemption therefrom.


ITEM  3.     DEFAULTS  IN  SENIOR  SECURITIES
     None.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
     On March 15, 2002, our board of directors approved the corporate actions described below. These corporate actions were approved by the written consent of the majority of our shareholders on April 23, 2002. The corporate actions approved were:

     Amendments to the Company's Certificate of Incorporation to: (1) increase the number of authorized shares of the Company's capital stock from 51,000,000 shares to 105,000,000 shares, of which 100,000,000 shares shall be Common Stock, par value $0.001 per share, and 5,000,000 shares shall be preferred stock, par value $0.001 per share; (2) reverse split the outstanding shares of the Company's Common Stock on a one-for-sixty basis, so that every sixty issued and outstanding shares of Common Stock before the split shall represent one share of Common Stock after the split with all fractional shares equal to or greater than $.050 rounded up to the next whole share and those less than $0.50 eliminated and paid for in cash; and (3) change the name of the Company to "EliteJet Holdings, Inc."; and

     The acquisition by the Company of all of the issued and outstanding capital stock of EliteJet, Inc., a Nevada corporation.


ITEM  5.     OTHER  INFORMATION
     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
     (a)     Exhibits:

     (b)     Reports  on  Form  8-K:
     On May 10, 2002, we filed a Report on Form 8-K that reported an "acquisition or disposition of assets" that occurred on April 26, 2002. The report describes our acquisition of all of the outstanding stock of EliteJets, Inc. in exchange for 7,000,000 shares of our common stock.

     On June 11, 2002, we filed a Report on Form 8-K that reported an "other event" that occurred on June 10, 2002. The report described our discontinuance of our operation that involved assuring that participating merchants accepted returns of products purchased by consumers and businesses.

     On July 15, 2002, we filed a Report on Form 8-K which we amended with a Report on Form 8-K/A dated July 23, 2002. This Report included the financial statements of EliteJet, Inc. and pro forma financial statements of EliteJet, Inc. and Return Assured. These financial statements and pro forma information related to the acquisition described in our Report on 8-K that was filed on May 10, 2002.

     No other Form 8-K's were filed during the period represented by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     RETURN  ASSURED  INCORPORATED


Dated: August 19, 2002                    By:     /s/  Scott  Walker
                                                  ------------------
                                                  Scott  Walker
                                                  President and Chairman
                                                 (principal  financial officer)


     The undersigned, the Chief Executive Officer and Chief Financial Officer of the Registrant, certifies that this report complies with all of the requirements of section 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Date: August 19, 2002                     By:     /s/  Scott  Walker
                                                  ------------------
                                                  Scott  Walker