Form 10QSB/A
period 2002-06-30
RETURN ASSURED INC
filed 2002-08-20
CIK 1020726

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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



                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Amended Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Amended Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Amended Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Amended Quarterly Report.

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


                                                                            ELITEJET, INC. AND SUBSIDIARIES
                                                      (SEE NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS)

                                                                                 CONSOLIDATED BALANCE SHEET


                                                                                     JUNE 30    DECEMBER 31
                                                                                        2002           2001
                                                                                  (UNAUDITED)     (AUDITED)
                                                                                  -----------   -----------

ASSETS

Current Assets:
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    49,060   $   341,899
Cash in escrow. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,791,752
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      179,481       220,053
Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . .        1,883         2,194
-------------------------------------------------------------------------------  ------------  ------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,022,176       564,146

Property and Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,575,981     2,562,211
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,960
-------------------------------------------------------------------------------  ------------  ------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,610,117   $ 3,126,357
===============================================================================  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . . .  $ 1,756,008   $   243,893
Current portion of long term debt . . . . . . . . . . . . . . . . . . . . . . .       96,781       242,967
Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     50,000
Due to shareholder. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       98,198       105,798
Secured convertible note. . . . . . . . . . . . . . . . . . . . . . . . . . . .      350,000
-------------------------------------------------------------------------------  ------------  ------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,300,987       642,658

Long Term Debt, net of current portion. . . . . . . . . . . . . . . . . . . . .    2,236,598     2,045,357
-------------------------------------------------------------------------------  ------------  ------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,537,585     2,688,015
-------------------------------------------------------------------------------  ------------  ------------

Commitments and Contingencies

Minority interest in equity of subsidiary . . . . . . . . . . . . . . . . . . .      255,000       299,258
-------------------------------------------------------------------------------  ------------  ------------

Redeemable Preferred Stock, 5,000,000 authorized, 6,000 designated as series A,
  $1,000 stated value; issued 5,000 shares, and outstanding 3,829 shares;
   no liquidation preference. . . . . . . . . . . . . . . . . . . . . . . . . .    3,828,873
-------------------------------------------------------------------------------  ------------  ------------

Shareholders' Equity (Deficit):
Common stock - $.001 par value; authorized 100,000,000, issued
  and outstanding 7,697,234  and 7,000,000 shares, respectively.                       7,697         7,000
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .     (123,333)    2,107.882
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,895,705)   (1,975,798)
-------------------------------------------------------------------------------  ------------  ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT). . . . .. . .        . . . . . . . . . . .   (3,011,341)      139,084
-------------------------------------------------------------------------------  ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) . . . .  . . . . . . . . .  $ 5,610,117   $ 3,126,357
===============================================================================  ============  ============



                                                                  ELITEJET, INC. AND SUBSIDIARIES
                                                          (SEE NOTE 1 TO THE CONSOLIDATED FINANCIAL
                                                                                      STATEMENTS)

                                                             CONSOLIDATED STATEMENT OF OPERATIONS


                                                                    UNAUDITED
                                               ---------------------------------------------------
                                                    THREE-MONTH               SIX-MONTH
                                                    PERIOD ENDED              PERIOD ENDED
                                               ------------------------  -------------------------
                                               JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                               2002         2001         2002         2001

Charter revenue. .. . . . . . . . . . . . . .  $  877,349   $  132,990   $1,324,316   $  132,990

Cost of revenue . . . . . . . . . . . . . . .     461,266       99,548    1,128,663      169,413
---------------------------------------------  -----------  -----------  ------------  -----------

Margin. . . . . . . . . . . . . . . . . . . .     416,083       33,442      195,653      (36,423)

Selling, General and administrative expenses.     625,403      537,484    1,007,959      782,830
---------------------------------------------  -----------  -----------  ------------  -----------
Loss from operations. . . . . . . . . . . . .    (209,320)    (504,042)    (812,306)    (819,253)

Other expense:
     Interest expense . . . . . . . . . . . .      56,567       48,962      100,831       91,492
---------------------------------------------  -----------  -----------  ------------  -----------

Net loss before minority interest . . . . . .    (265,887)    (553,004)    (913,137)    (910,745)

Minority interest in loss of subsidiary . . .           -            -           49            -
---------------------------------------------  -----------  -----------  ------------  -----------
Net Loss. . . . . . . . . . . . . . . . . . .    (265,887)    (553,004)    (913,088)    (910,745)

Dividends on preferred stock. . . . . . . . .       6,819            -        6,819            -
---------------------------------------------  -----------  -----------  ------------  -----------
Net loss attributable to common shareholders.  $ (272,706)  $ (553,004)  $ (919,907)  $ (910,745)
=============================================  ===========  ===========  ===========  ===========

Net loss per share - basic and diluted. . . .  $    (0.04)  $    (0.08)  $    (0.12)  $    (0.13)
=============================================  ===========  ===========  ===========  ===========
Weighted-average number of shares outstanding   7,597,234    7,000,000    7,472,406    7,000,000
=============================================  ===========  ===========  ===========  ===========



                                                                 ELITEJET, INC. AND SUBSIDIARIES
                                           (SEE NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS)

                                                            CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                UNAUDITED
                                                                         ----------------------
                                                                                SIX-MONTH
                                                                               PERIOD ENDED
                                                                         ----------------------
                                                                          JUNE 30,    JUNE 30,
                                                                          2002        2001
Operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (913,088)  $(910,745)
Items not involving cash:
    Minority interest . . . . . . . . . . . . . . . . . . . . . . . . .          49
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .     414,136     677,915
Legal services rendered in exchange for shares. . . . . . . . . . . . .       1,000
Non cash interest expense . . . . . . . . . . . . . . . . . . . . . . .      18,164
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .      40,572     (60,229)
    Prepaid expenses and other current assets . . . . . . . . . . . . .         311
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (8,874)          -
Increase (decrease) in operating liabilities:
    Accounts payable and accrued liabilities. . . . . . . . . . . . . .     244,506      31,319
    Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . .     (50,000)
-----------------------------------------------------------------------  -----------  ----------

NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . .    (253,224)   (261,740)
-----------------------------------------------------------------------  -----------  ----------

Investing activities:
Acquisition of property and equipment . . . . . . . . . . . . . . . . .    (427,906)
Net cash received on merger . . . . . . . . . . . . . . . . . . . . . .   2,792,588
-----------------------------------------------------------------------  -----------  ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES . . . . . . . . . . . . . . .   2,364,682
-----------------------------------------------------------------------  -----------  ----------

Financing activities:
Principal payments on long term debt. . . . . . . . . . . . . . . . . .    (493,143)    (55,235)
Repayments to shareholder . . . . . . . . . . . . . . . . . . . . . . .      (7,600)
Cash received from loans. . . .     . . . . . . . . . . . . . . . . . .     888,198     185,098
-----------------------------------------------------------------------  -----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . .     387,455     129,863
-----------------------------------------------------------------------  -----------  ----------

Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . .   2,498,913    (131,877)
-----------------------------------------------------------------------  -----------  ----------
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . .     341,899     138,235

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . .  $2,840,812   $   6,358
=======================================================================  ===========  ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for Interest. . . . . . . . . . . . . . . .  $   82,667   $  91,492
=======================================================================  ===========  ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Net Assets received in acquisition. . . . . . . . . . . . . . . . . .  $1,574,369
=======================================================================  ===========
  Accrual of dividends on preferred stock . . . . . . . . . . . . . . .  $    6,819
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

     These financial statements have been prepared giving effect to the acquisition of Return Assured Incorporated, a Delaware Corporation
     ("Return Assured Delaware") and Subsidiaries by EliteJet Nevada, an increase in the number of authorized shares from 51,000,000 (50,000,000 common and 1,000,000 preferred) to 105,000,000 shares (100,000,000 common and 5,000,000 preferred), a 1 for 60 reverse stock split, and the change of the name of Return Assured Delaware to EliteJet, Inc. (the "Merger Transaction") The board of directors of Return Assured Delaware and its majority stockholders approved these corporate actions on April 25, 2002 and prior. The approval by Return Assured Delaware's board of directors and the majority stockholders is adequate under Delaware law to effect these corporate actions. The corporate actions will not become effective until 20 days after Return Assured Delaware has mailed an information statement to its stockholders. Stockholders of Return Assured Delaware have no right under Delaware Law or Return Assured Delaware's certificate of incorporation or bylaws to dissent these corporate actions. To date, the information statement has not been declared effective by the Securities and Exchange Commission and as such, has not been mailed to Return Assured Delaware's stockholders. However, since no further decisions by the Company need to be made regarding these corporate actions, the Company has accounted for them effective April 26, 2002.

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


                                Six-Month Period Ended            Three-MonthsPeriod Ended
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

6.  REDEEMABLE PREFERRED STOCK

     The Company's redeemable preferred stock (the "Preferred Shares") carry a dividend rate of 1%, of which approximately $61,000 is accrued and in arrears at June 30, 2002. The Preferred Shares are convertible at the lesser of the three lowest per share market value prices for the previous 45-day period preceding the conversion date or $3.00. Per share market price is defined as the closing bid prices of the Company's common shares. The Preferred Shares are redeemable based on factors outside the Company's control. At June 30, 2002, these factors had been met and as such, the preferred shares can be redeemed at any time for cash at the holder's option.

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

     Operating  Expenses

     Operating expenses consist of selling expenses, general and administrative expenses, and depreciation expense. Operating expenses were $537,484 during the three months ended June 30, 2001 and $625,403 during the three months ended June
30. 2002. The slight increase was based on increased operations offset by a decision to conserve cash for equipment and other hard costs.

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

     Other  Expenses

     Other expenses were $48,962 during the three months ended June 30, 2001 and $56,567 during the three months ended June 30, 2002. These other expenses consist primarily of interest and reflect an increased level of borrowing.


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

     Operating  Expenses

     Operating expenses consist of selling expenses, general and administrative expenses, and depreciation expense. Operating expenses were $782,830 during the six months ended June 30, 2001 and $1,128,668 during the six months ended June
30. 2002. The increase was based on increased operations offset by a decision to conserve cash for equipment and other hard costs.

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

Other  Expenses

     Other expenses were $91,492 during the six months ended June 30, 2001 and $100,831 during the six months ended June 30, 2002. These other expenses consist primarily of interest, and reflect an increased level of borrowing.



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

     RETURN  ASSURED  INCORPORATED


Dated: August 20, 2002                    By:     /s/  Scott  Walker
                                                  ------------------
                                                  Scott  Walker
                                                  President and Chairman
                                                 (principal  financial officer)


     The undersigned, the Chief Executive Officer and Chief Financial Officer of the Registrant, certifies that this report complies with all of the requirements of section 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Date: August 20, 2002                     By:     /s/  Scott  Walker
                                                  ------------------
                                                  Scott  Walker